Form 10QSB
period 1999-09-30
ENVIRO CLEAN OF AMERICA INC
filed 1999-11-15
CIK 1052341

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB
(Mark one)
    X
   ---
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR
   ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number 0-26433

                         ENVIRO-CLEAN OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                      88-0386415
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                                211 PARK AVENUE
                             HICKSVILLE, NY   11801
                    (Address of principal executive offices)

                                 (516) 931-4455
                (Issuer's telephone number, including area code)

   Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
   State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.01 per share, outstanding as of November 12, 1999 was 4,351,000.

   Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                ---   ---
================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.


                               TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                               ---------
                                    PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited)........................       2
          Condensed Consolidated Statements of Income of Operations for the three and nine months ended
             September 30, 1999 and 1998 (Unaudited)........................................................       3
          Condensed Consolidated Statement of Shareholders' Equity as of September 30, 1999 (Unaudited).....       4
          Condensed Consolidated Statements of Cash Flows for the three and six months ended September
             30, 1999 and 1998 (Unaudited)..................................................................       5

          Notes to the Condensed Consolidated Financial Statements (Unaudited)..............................       6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      12

                                      PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.................................................................................      16

  Item 2. Changes in Securities.............................................................................      16

  Item 4. Submission of Matters to a Vote of Security Holders...............................................      16

  Item 5. Other Information and Subsequent Events...........................................................      16

  Item 6. Exhibits and Reports on Form 8-K..................................................................      17

SIGNATURE....................................................................................................     20

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                  (Unaudited)


                                                              ASSETS
Current assets:
   Cash & cash equivalents.................................................................  $ 2,174,553
   Accounts receivable.....................................................................      935,151
   Merchandise Inventory...................................................................      689,781
   Loan receivable-affiliate...............................................................      179,836
   Prepaid expenses & other................................................................       67,542
                                                                                             -----------
    Total current assets...................................................................                 $ 4,046,863
 Property, Plant & Equipment - At cost                                                         1,263,280
   Less: Accumulated Depreciation..........................................................      999,187        264,093
                                                                                             -----------
 Other Assets
    Goodwill...............................................................................    6,963,175
    Other..................................................................................       24,374
                                                                                             -----------
     Total other assets....................................................................                   6,987,549
                                                                                                            -----------

    TOTAL ASSETS...........................................................................                 $11,298,505
                                                                                                            ===========

                                                LIABILITIES & STOCKHOLDERS'  EQUITY
 Current Liabilities
    Accounts payable & accrued expenses....................................................  $ 1,294,283
    Current maturities of long-term debt...................................................      855,358
                                                                                             -----------
    Total current liabilities..............................................................                 $ 2,149,641
 Long Term Liabilities
     Notes payable - Subordinated..........................................................    3,000,000
     Long-term debt, less current maturities...............................................    1,260,718
                                                                                             -----------
     Total long-term liabilities...........................................................                   4,260,718
 Stockholder's equity
    Preferred stock Series A-$.001 par value; stated value $5.00;
    authorized, issued and outstanding 500,000 shares......................................    2,500,000
    Preferred stock Series D-$.001 par value; stated value $5.00;
    authorized, issued and outstanding 320,000 shares......................................    1,600,000
    Preferred stock Series E-$.001 par value; stated value $2.50; authorized, issued and
     outstanding 70,000 shares.............................................................      175,000

    Common stock-$.001 par value; authorized 20,000,000 shares; issued and outstanding
     4,351,000 shares......................................................................        4,351

    Additional paid-in capital.............................................................    2,593,664
    Retained earnings (deficit)............................................................   (4,059,869)
    Common stock to be issued..............................................................    2,075,000
                                                                                             -----------
Total stockholders' equity.................................................................                   4,888,146
                                                                                                            -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................                 $11,298,505
                                                                                                            ===========

     See accompanying notes to condensed consolidated financial statements.

                  ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                        FOR THREE MONTHS ENDED                   FOR NINE MONTHS ENDED
                                                            SEPTEMBER 30                            SEPTEMBER 30
                                                    ------------------------------          -------------------------------
                                                       1999               1998                  1999               1998
                                                    ----------         ----------           ----------          ----------
Net Sales...................................        $1,690,681         $  456,602           $3,513,056          $1,376,053
Cost of sales...............................           818,015            225,652            1,674,624             721,314
                                                    ----------         ----------           ----------          ----------
Gross profit................................           872,666            230,950            1,838,432             654,739
Operating expenses..........................           974,403            238,591            1,802,788             619,821
                                                    ----------         ----------           ----------          ----------
Operating profit (loss).....................          (101,737)            (7,641)              35,644              34,918
                                                    ----------         ----------           ----------          ----------
OTHER INCOME (EXPENSE)
Interest expense...........................           (125,966)           (11,867)            (172,787)            (46,497)
Amortization of goodwill...................           (145,774)                 -             (294,634)                  -
Interest and other income..................             22,504                  -               30,113                   -
                                                    ----------         ----------           ----------          ----------
                                                      (249,236)           (11,867)            (437,308)            (46,497)
                                                    ----------         ----------           ----------          ----------
Loss before income taxes....................          (350,973)           (19,508)            (401,664)            (11,579)
Income taxes................................            21,960                  -               27,360               1,000
                                                    ----------         ----------           ----------          ----------
Net loss....................................          (372,933)           (19,508)            (429,024)            (12,579)
Preferred stock dividends...................           (49,645)                 -             (102,270)                 -
                                                    ----------         ----------           ----------          ----------
Net loss attributable to common
   stockholders.............................          (422,578)           (19,508)            (531,294)            (12,579)
                                                    ==========         ==========           ==========          ==========

Loss per share-basic and diluted............        $    (0.10)        $    (0.01)          $    (0.13)         $        -
                                                    ==========         ==========           ==========          ==========
Weighted average number of shares
   outstanding..............................         4,351,000          3,400,000            4,207,000           3,400,000
                                                    ==========         ==========           ==========          ==========

                 ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                  (Unaudited)







                                   Common Stock         Preferred Stock
                              ----------------------   ------------------   Additional      Retained      Common
                                Number of              Number of              Paid-in       Earnings      Stock      Stockholders'
                                  Shares      Amount    Shares     Amount     Capital       (Deficit)   To Be Issued     Equity
                              -----------------------------------------------------------------------------------------------------
Balance at January 1, 1999.....  3,690,000    $3,690       -   $       -    $  879,325    $  (151,702) $        -    $   731,313

Issuance of common stock for
cash at $2.50 per share........    386,000       386       -           -       964,614              -           -        965,000

Issuance of preferred stock
for cash at $2.50 per share....          -         -   70,000     175,000            -              -           -        175,000

Issuance of preferred stock
in connection with
acquisitions...................          -         -  820,000   4,100,000            -              -           -      4,100,000

Distribution to
stockholder....................          -         -        -           -            -     (3,376,873)          -     (3,376,873)

Common stock issued in
connection with acquisition
of Nissco/Sunline, Inc. .......     250,000       250       -           -      624,750              -           -        625,000

Common stock issued in
consideration of professional
fees...........................      25,000        25       -           -      124,975              -           -        125,000

Common stock to be issued at
$2.50..........................     750,000         -       -           -            -              -    1,875,000     1,875,000

Common stock to be issued at
$4.00..........................      50,000         -       -           -            -              -      200,000       200,000

Preferred stock dividends......           -         -       -           -            -       (102,270)           -      (102,270)

Net Loss.......................           -         -       -           -            -       (429,024)           -      (429,024)
                                 ----------    ------ -------- ----------   ----------    -----------   ----------    ----------

Balance at September 30, 1999..   5,151,000    $4,351  890,000 $4,275,000   $2,593,664    $(4,059,869)  $2,075,000    $4,888,146
                                  =========    ======  ======= ==========   ==========    ===========   ==========    ==========


                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR NINE MONTHS ENDED SEPTEMBER 30
                                  (Unaudited)


                                                                                         1999                    1998
Cash flows from operating activities:
 Net Loss....................................................................        $  (429,024)             $ (19,508)
                                                                                     -----------              ---------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization...............................................             39,334                 28,213
 Amortization of goodwill....................................................            294,634                      -
 Common stock issued in consideration of professional fees...................            125,000                      -
 (Increase) decrease in accounts receivable..................................           (227,762)               (18,616)
 (Increase) decrease in prepaid expenses and other assets....................             (4,083)               (39,254)
 (Increase) decrease in inventories..........................................           (539,668)               (16,100)
 Increase (decrease) in accounts payable.....................................            760,016                (68,107)
                                                                                     -----------              ---------
 Total adjustments...........................................................            447,471               (113,864)
                                                                                     -----------              ---------
 Net cash provided (used) by operating activities............................             18,447               (133,372)
                                                                                     -----------              ---------
Cash flows from investing activities:
 Cash paid for acquisitions..................................................         (1,552,451)                     -
 Cash acquired from subsidiaries.............................................            314,334                      -
  Loans receivable-affiliate.................................................           (179,836)                     -
  Loans receivable-other.....................................................             21,320                      -
 Purchase of fixed assets....................................................            (12,350)                (5,646)
                                                                                     -----------              ---------
 Net cash provided (used) by investing activities............................         (1,408,983)                (5,646)
                                                                                     -----------              ---------
Cash flows from financing activities:
  Net cash received (paid) on notes payable..................................          2,350,113                (81,760)
  Common stock issued........................................................                386                    211
  Preferred stock issued.....................................................            175,000                      -
  Additional paid-in capital received........................................            964,614                212,058
  Preferred stock dividends..................................................           (102,270)                     -
                                                                                     -----------              ---------
 Net cash provided by financing activities...................................          3,387,843                130,509
                                                                                     -----------              ---------
 Net increase (decrease) in cash and equivalents.............................          1,997,307                 (8,509)
 Cash and cash equivalents, beginning........................................            177,246                 39,919
                                                                                     -----------              ---------
 Cash and cash equivalents, Ending...........................................        $ 2,174,553              $  31,410
                                                                                     ===========              =========
Supplemental information:
 Cash paid during the period for:
      Interest...............................................................        $    45,287              $  46,497
                                                                                     ===========              =========
       Taxes.................................................................        $     2,298              $       -
                                                                                     ===========              =========

                 ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company's Annual Report and Quarterly Report filed with Form 10-SB for the year ended December 31, 1998 and the six months ended June 30, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.   Principal Business Activity and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Enviro-Clean of America, Inc and its Subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The principal business activity of the Company is manufacturing and the wholesale distribution of sanitary maintenance supplies and paper products. The Company also provides buying services and group discounts to wholesale distributors of sanitary maintenance supplies, paper goods and related products.

     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     Property and equipment are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment.

     Inventories consisting of raw materials, work in process and finished goods are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

     At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii)any other material factors that effect the continuity of the business.

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 1999 totals $52,270. Preferred stock dividends declared for nine months totals $102,270.

     Earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the year. Diluted EPS is not presented because the Company had no dilutive securities outstanding at September 30, 1999. At September 30, 1999 there were 750,000 shares of common stock to be issued in connection with the Nissco Acquisition (note 3), 50,000 shares of common stock to be issued in connection with the Superior Acquisition (note 3), and warrants to acquire 740,000 shares of common stock outstanding. These amounts have not been taken into account in the computation of earnings per share because the effect would be anti-dilutive.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.   Acquisitions

     On January 1, 1999, the Company entered into an agreement to purchase all of the stock of Kandel & Son, Inc. ("Kandel"), a New York-based sanitary supply distribution Company. Richard Kandel, the sole stockholder and chief executive officer ("CEO") of Kandel is the majority stockholder and CEO of the Company. The Company paid $1,350,000 in cash and exchanged 500,000 shares of Series A Preferred Stock for all of the outstanding common stock of Kandel. The $1,350,000 cash was distributed as follows: $684,404 went directly to Mr. Kandel, and $665,596 paid obligations of Kandel as follows: $99,914 bank line of credit, $382,353 stockholder loan owed to Mr. Kandel, and $183,329 of miscellaneous accruals. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interest, because Richard Kandel is the majority stockholder of the Company. As such, the excess of cost over book value of net assets acquired of approximately $3,377,000 will be deemed a distribution to Richard Kandel.

     On January 1, 1999, the Company entered into an agreement to purchase all of the stock of NISSCO/Sunline, Inc. ("NISSCO"), a Florida-based company engaged in group marketing of sanitary/janitorial supplies. The aggregate purchase price for this acquisition is $3,000,000, consisting of $500,000 in cash and 1,000,000 shares of the Company's common stock. The common stock will be issued to the seller in installments, as defined in the agreement. This acquisition is accounted for as a purchase.

     The fair value of assets acquired and liabilities assumed amounted to approximately $584,000 and $561,000, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of approximately $2,977,000 which is being amortized over 10 years.

     The operations of NISSCO are included in the consolidated financial statements from January 1, 1999, the date of acquisition.

     The seller received 250,000 shares on January 15, 1999 and will receive 250,000 shares on January 15, 2000, and 500,000 shares on January 15, 2001. All shares have been valued at $2.50, the fair market value of the Company's common stock on January 1, 1999. If on January 15, 2001 the Company's Average Bid Price Per Share for the ten days preceding January 15, 2001 is not at least $5.00, the Company shall issue additional shares of common stock to the seller such that the aggregate value of all shares issued shall be $2,500,000. The value of any contingently issuable shares has not been accounted for in the valuation of the NISSCO acquisition.

     On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Cleaning Ideas, Inc. & Subsidiary, a Texas-based manufacturer and distributor of cleaning supplies. The aggregate purchase price for this acquisition is $3,000,000, consisting of $500,000 in cash, $900,000 in promissory notes and 320,000 shares of Series D Preferred Stock for all of the outstanding stock of Cleaning Ideas. As part of the transaction the Company also assumed debt of $400,000. This acquisition is accounted for as a purchase. The Series D Stock (i) pay an annual dividend of 8.75%, (ii) are convertible into Common Stock at a conversion price of $5.00 per share of Common Stock and (iii) may be redeemed at the option of the Company at any time at a redemption price of $5.00, plus any accrued and unpaid dividends per share.

     The fair value of assets acquired and liabilities assumed amounted to approximately $983,000 and $754,000, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of approximately $2,771,000 which is being amortized over 10 years.

     The operations of Cleaning Ideas are included in the consolidated financial statements from August 1, 1999, the date of acquisition.

     On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Superior Chemical & Supply, Inc. a Kentucky-based distributor of cleaning supplies. The aggregate purchase price for this acquisition is $1,800,000, consisting of $400,000 in cash, $1,200,000 in promissory notes and 50,000 shares of the Company's common stock. The common stock will be issued to the seller in installments, as defined in the agreement. This acquisition is accounted for as a purchase.

     The fair value of assets acquired and liabilities assumed amounted to approximately $435,000 and $145,000, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of approximately $1,510,000 which is being amortized over 10 years.

     The operations of Superior Chemical & Supply, Inc. are included in the consolidated financial statements from August 1, 1999, the effective date of acquisition.

     The seller will receive 10,000 shares within 90 days of the end of each fiscal year ended December 31st, provided the Company's target amount is met each year.

4.   Investment in Affiliate

     The Company and Messrs. Kandel, Davis and Etra have invested in b2bstores.com,Inc., a California based company which designs Internet-based electronic commerce programs. b2bstores.com, Inc. has assisted the Company to develop the Company's eCommerce website. The Company has entered into an agreement with b2bstores.com, Inc. in which b2bstores.com, Inc. will host five on-line stores at their website and the Company will receive 2-5% of the top line revenues on each product sold at such stores. Mr. Kandel, the Chairman and Chief Executive Officer of the Company, serves as Chairman of the Board of b2bstores.com, Inc. During the 9 months ended September 30, 1999, with board approval, the Company has advanced working capital loans to b2bstores.com, Inc totaling $179,836 with interest equal to 8% per annum.

5.   Notes Payable

     On June 1, 1999 subordinated notes payable totaling $3,000,000 were issued. The notes are due April 1, 2002 and pay interest in arrears quarterly on the principal sum, at the rate of 12.75% per annum. Issued along with the notes
were warrants entitling the Holder to purchase shares at $4.25 each.   Because
of the high exercise price the fair value of these warrants is deemed to be immaterial. Therefore, no value has been allocated to the warrants.

     In August of 1999 a secured promissory note in the principal amount of $900,000 was issued pursuant to the stock purchase agreement of Cleaning Ideas, Inc. & Subsidiary. The note was issued to Charles H. Davis and is payable over two years in eight equal quarterly installments of $112,500 plus interest at 8 3/4% per annum.

     In August of 1999 a promissory note in the principal amount of $1,200,000 was issued pursuant to the stock purchase agreement of Superior Chemical & Supply, Inc. The note was issued to Stephen Haynes and is payable over three years in twelve equal quarterly installments of $100,000 plus interest at 8% per annum.

6.   Stockholders' Equity

     In January 1999, the Company issued 70,000 shares of common stock for an aggregate price of $175,000.

     In March 1999, the Company issued 100,000 shares of common stock for an aggregate price of $250,000.

     In April 1999, the Company issued 50,000 shares of common stock for an aggregate price of $125,000.

     In May 1999, the Company issued 100,000 shares of common stock for an aggregate price of $250,000.

     In June 1999, the Company issued 50,000 shares of common stock for an aggregate price of $125,000.

     In July 1999, the Company issued 16,000 shares of common stock for an aggregate price of $40,000.

     In July 1999, the Company issued 25,000 shares of common stock to Harrington, Ocko & Monk, LLP, outside counsel to the Company, at a price of $5.00 per share in consideration for legal services rendered.

7.   Series A Stock

     Effective on September 30, 1999, the Company entered into an agreement with Richard Kandel, Chairman, Chief Executive Officer and Treasurer of the Company, pursuant to which Mr. Kandel, as sole holder of the Series A Stock, consented to the amendment of the Certificate of Designation for the Series A Stock to remove the ability of the holder of the Series A Stock to put the Series A Stock to the Company at any date after January 15, 2001 and to increase the conversion price of the Series A Stock from $2.50 to $5.00.

8.   Statement Regarding Computation of Loss Per Share

     Net loss per share for the nine months ended September 30, 1999     $(.10)
     Preferred stock dividends per share                                  (.03)
                                                                         -----
     Net loss per share attributable common to stockholders               (.13)
                                                                         -----

9.   Pro Forma Statement of Operations

     The following unaudited pro forma consolidated statement of operations has been prepared by combining the consolidated statement of operations of Enviro-Clean of America, Inc. & Subsidiaries (the Company), Cleaning Ideas, Inc. & Subsidiary and Superior Chemical & Supply, Inc. for the nine months ended September 30, 1999. The Acquisitions are accounted for using the purchase method of accounting as if the Acquisitions had occurred on January 1, 1999. No cost savings and synergies which the Company expects to realize as a result of the Acquisitions have been recognized in the pro forma consolidated statements of earnings.

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
             PROFORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                           CLEANING        SUPERIOR
                                       ENVIRO-CLEAN         IDEAS          CHEMICAL
                                     OF AMERICA, INC.        INC &         & SUPPLY,       PROFORMA       PROFORMA
                                      & SUBSIDIARIES      SUBSIDIARY          INC.        ADJUSTMENTS     COMBINED
                                     -----------------  ---------------    ----------    -------------  ------------

 Net Sales.........................      $3,513,056       $2,498,214      $1,032,054      $       -      $7,043,324
 Cost of sales.....................       1,674,624        1,357,955         603,468              -       3,636,047
                                         ----------       ----------      ----------      ---------      ----------
       Gross profit................       1,838,432        1,140,259         428,586              -       3,407,277
 Operating expenses................       1,802,788        1,175,170         305,918              -       3,283,876
                                         ----------       ----------      ----------      ---------      ----------
       Operating profit (loss).....          35,644          (34,911)        122,668              -         123,401
                                         ----------       ----------      ----------                     ----------
 Other income(expense)
       Interest expense............        (172,787)         (19,087)           (226)      (101,938)       (294,038)
       Amortization of goodwill....        (294,634)               -               -       (249,702)       (544,336)
       Interest and other income...          30,113                -               -              -          30,113
                                         ----------       ----------      ----------      ---------      ----------
                                           (437,308)         (19,087)           (226)      (351,640)       (808,261)
                                         ----------       ----------      ----------      ---------      ----------
 Income(loss) before income taxes..        (401,664)         (53,998)        122,442       (351,640)       (684,860)
 Income taxes......................          27,360            1,000          12,300              -          40,660
                                         ----------       ----------      ----------      ---------      ----------
 Net income(loss)..................      $ (429,024)      $  (54,998)     $  110,142      $(351,640)     $ (725,520)
                                         ==========       ==========      ==========      =========      ==========

  Basic loss per common share......      $    (0.10)               -               -              -      $    (0.17)
                                         ==========                                                      ==========
   Weighted average number of
     common shares outstanding.....       4,207,000                -               -              -       4,257,000
                                         ==========                                                      ==========

     The pro forma consolidated statement of operations does not purport to represent what the Company's results of operations actually would have been had the Acquisitions been completed on the dates for which the Acquisitions are being given effect, nor is it necessarily indicative of future financial position or operating results of the Company. The pro forma consolidated statement of operations should be read in conjunction with the historical financial statements of the respective companies and the related notes thereto. Certain reclassifications have been made to the historical financial statements of the Company and in order to provide classifications appropriate to the pro forma financial statements.

     The pro forma consolidated statement of operations does not take into account any modifications to the Acquisitions which may be required to address any gain-out contingencies or future redemption of the Company's stock issued to selling shareholders.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Uncertainty of Forward Looking Statements and Information

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effect of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     Plan of Operations

     The Company intends to substantially expand its business through the completion of several acquisition transactions. An acquisition program such as that being conducted by the Company requires virtually constant access to capital in order to enable the Company to purchase companies. Assuming the Company is successful in identifying acquisition targets and completing acquisitions according to its plan, the Company will require additional funding of approximately $6,000,000 prior to the end of calendar 1999. The Company has begun negotiations with various investment banking sources regarding such a transaction. Based upon these negotiations, the Company believes it will be successful in attracting such capital on acceptable terms prior to the end of 1999. If the Company continues to be successful in implementing its business plan, there will be a need for additional capital sometime in the first six months of calendar 2000. If the Company is not successful in completing acquisitions according to the schedule contemplated by its current business plan, the Company's need for additional capital will be reduced or delayed.

     There can be no assurance that the Company will be successful in attracting the requisite capital on terms favorable to the Company or at all. Failure to attract such capital would seriously impair the Company's ability according to its current plans and to attain its revenue and profit targets.

     On October 27, 1999, the Company signed a definitive agreement to purchase all the capital stock of June Supply-San Antonio, Inc.("June") located in San Antonio, Texas, for approximately $4,800,000 in cash, promissory notes and common stock of the Company. June is a leading distributor of industrial equipment, janitorial supplies and light bulbs. June operates four locations in San Antonio, Dallas, McAllen and Corpus Christi, Texas. The acquisition, if consummated, will be accounted for as a purchase. In October 1999, acquisition deposits of $400,000 were disbursed to the stockholders of June.

     The Company's additions to plant and equipment will be incident to the acquisitions that have been previously discussed. If the Company is successful in completing its acquisitions as planned, the number of employees of the Company, including its subsidiaries, could expand to as many as approximately 250 by the end of calendar 2000.

     Results of Operations

     Results of operations for the nine-month period ended September 30, 1999 and 1998:

     The net sales increased $2,137,003 for the nine-month period ended September 30, 1999 ("1999") as compared to the nine-month period ended September 30, 1998 ("1998") from $1,376,053 to $3,513,056. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 1999. NISSCO was acquired in January 1999, while Cleaning Ideas and Superior were acquired in August 1999. Net sales of Kandel & Son are comparable for each period, as both price and volume remained relatively constant.

     The gross profit percentage increased from 48% for 1998 to 52% for 1999. This increase is mostly attributable to the inclusion of NISSCO in 1999. NISSCO averages a gross profit percentage of approximately 70% because it sells services rather than products.

     Operating expenses increased from $619,821 for 1998 to $1,802,788 for 1999, approximately 191%. The majority of this increase, approximately $1,183,000, was due to the inclusion of NISSCO, Cleaning Ideas, and Superior in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $295,000 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

     The Company had a net loss in 1999 of $429,024, or $.10 per share, as compared to a net loss of $12,579, or $.00 per share in 1998.

     The operations of the Company for the nine-month period ended September 30, 1998 have been restated to include the operation of Kandel as if the acquisition had occurred prior to January 1, 1998.

     Results of operations for the three-month period ended September 30, 1999 and 1998:

     The net sales increased $1,234,079 for the three-month period ended September 30, 1999 ("1999") as compared to the three-month period ended September 30, 1998 ("1998") from $456,602 to $1,690,681. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 1999. NISSCO was acquired in January 1999, while Cleaning Ideas and Superior were acquired in August 1999. Net sales of Kandel & Son are comparable for each period, as both price and volume remained relatively constant.

     The gross profit percentage increased from 50% for 1998 to 52% for 1999. This increase is mostly attributable to the inclusion of NISSCO in 1999. NISSCO averages a gross profit percentage of approximately 70% because it sells services rather than products.

     Operating expenses increased from $238,591 for 1998 to $974,403 for 1999, approximately 308%. The majority of this increase, approximately $736,000, was due to the inclusion of NISSCO, Cleaning Ideas, and Superior in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $146,000 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

     The Company had a net loss in 1999 of $372,933, or $.09 per share, as compared to a net loss of $19,508, or $.01 per share in 1998.

     The operations of the Company for the three-month period ended September 30, 1998 have been restated to include the operation of Kandel as if the acquisition had occurred prior to January 1, 1998.

     Liquidity and Capital Resources

     The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the nine-month period ended September 30, 1999, the Company issued a total of 386,000 shares of Common Stock for $965,000. In addition, as of June 1, 1999, the Company issued $3,000,000 of 12.75% promissory notes due April 1, 2002. Attached to the notes were common stock warrants. The Company's only significant use of cash was the balance of cash paid for acquisitions of $1,552,451.

     For the nine-month period ended September 30, 1999, the Company's cash flows from operations was positive $18,447, as a result of a net loss of $429,024 and adjustments to arrive at cash provided by operating activities of depreciation and amortization of $333,968, common stock issued in consideration of professional fees of $125,000, an increase in accounts receivable of $227,762, an increase in inventory of $539,668 and an increase in accounts payable of $760,016, offset by an increase in prepaid expenses of $4,083.

     The Company expects its capital requirements to increase for the remainder of 1999 and for 2000 as it continues its acquisition program and invests in expanded administrative and sales and marketing infrastructure to support increasing sales volume. The Company's future liquidity and capital funding requirements will depend on many factors, including the extent to which the Company is successful in implementing its acquisition program, and the extent to which the Company is able to raise additional funds through equity and debt issuances.

     The Company intends to structure its next financing transaction as a private offering of convertible preferred stock. Until the terms of such offering are set, it is not possible to determine the number of shares of the Company's Common Stock that may be issuable upon conversion of the preferred stock. It is also impossible currently to determine the number of shares of Common Stock that will be issuable to Thomas B. Haines in connection with the purchase by the Company of NISSCO. Under the terms of Mr. Haines' agreement with the Company, the Company is obligated to issue additional shares of Common Stock to Mr. Haines in the event that the bid price per share of the Company's Common Stock is less than $5.00 for ten (10) trading days immediately preceding January 15, 2001 (the "Average Bid Price Per Share"). The number of shares to be issued is equal to the number of shares necessary so that the dollar amount of additional shares, valued at the Average Bid Price Per Share, issued to Mr. Haines on January 15, 2001, is equal to $2,500,000. The Company is authorized to issue 20,000,000 shares of common stock, par value $.001 per share ("Common Stock"), of which 4,351,000 are currently issued and outstanding.

     Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company out-sources most of its computer functions. The subsidiaries process most functions internally.

     During the first half of 1999, the Company and its subsidiaries completed their assessment of the various computer software and hardware used in connection with their operations. This review indicated that significantly all of the computer programs used are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Companies, such custom programs are Year 2000 compliant.

     Following the completion of their assessment of the computer software and hardware, the Companies began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Company has to date not borne, nor is it expected that the Company will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

     To date, the Company is not aware of any external agent with the Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The Company does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.

                           PART II-OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The Company is not currently a party to any pending legal proceeding, nor is any of the Company's property subject to any pending legal proceeding.


ITEM 2.  Changes in Securities

     On September 30, 1999, Richard Kandel and the Company entered into an agreement to amend the terms of the Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). Pursuant to and subsequent to the Agreement, an amendment to the Preferred Stock was filed with the Nevada Secretary of State. This Amendment deleted the redemption feature of the Preferred Stock, which enabled the holder, Mr. Kandel, to put the shares to the Company. The Amendment also changed the conversion price of the Preferred Stock from $2.50 to $5.00, thereby eliminating 500,000 shares of the Company's underlying common stock, par value $.001, and changed the designation of the Preferred Stock to "Series A Convertible Preferred Stock."


ITEM 3.  Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the period ended September 31, 1999.


ITEM 5.  Other Information and Subsequent Events

     On October 27, 1999 the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with June Supply-San Antonio, Inc., a Texas corporation ("June Supply"), and June Supply Corp., a Nevada corporation and a wholly owned subsidiary of the Company formed specifically for the purposes of effecting the acquisition of June Supply ("JSC"), and Michael Rose and Alan Stafford as the only shareholders of June Supply (the "Shareholders"). The closing of the acquisition is to take place on a date (the "Closing Date") not later than December 31, 1999, except that any party to the Agreement may postpone the closing to a date not later than January 31, 2000. Certain conditions as described in Article VI of the Agreement will have to be satisfied on or before the Closing Date.

     Upon closing, June Supply will be merged with and into JSC and JSC will remain a wholly owned subsidiary of the Company. In consideration of their agreement to the transaction, the Shareholders will receive the following consideration from the Company: (i) $2,000,000 in cash, $400,000 paid as a deposit upon the signing of the Stock Purchase Agreement and the balance to be paid within two days after the Closing Date, (ii) 100,000 shares of the Company's common stock, par value $.001, and
(iii) two secured promissory notes, one payable to Michael Rose and one payable to Alan Stafford, each in the principal amount of $587,500, payable in twelve equal quarterly principal payments of $48,958.33, bearing interest at a rate equal to the prime rate of Chase Manhattan Bank, N.A. at the closing per annum and maturing three years from its date of issuance. The Deposit shall be kept by June Supply if the closing is not completed by the Closing Date due to the failure of the Company in satisfying one or more of the conditions to the closing, including the payment in full of the consideration as required by the Agreement.

     Details of the acquisition and subsequent merger can be viewed in the Company's Current Report on Form 8-K filed on November 10, 1999.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated any footnote, exhibits which were previously filed, are incorporated by reference.

Exhibit No.                 Description
-----------  -------------------------------------------------------------------

 2(i) Stock Purchase Agreement among Enviro-Clean of America, Inc., Enviroacq I Co. and Kandel & Son dated as of January 1, 1999 (Exhibit 2(i))(1)

 2(ii)         Stock Purchase Agreement among Enviro-Clean of America, Inc.
               Enviroacq II Co. and NISSCO/Sunline, Inc. dated as of January 1, 1999 (Exhibit 2(ii))(1)

 2(iii) Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Exhibit 2(i))(2)

 2(iv) Stock Purchase Agreement among Enviro-Clean of America, Inc., SCS Acquisition Corp., Superior Chemical & Supply, Inc. and Stephen Hayes (Exhibit 2(iii))(2)

 2(v) Stock Purchase Agreement among Enviro-Clean of America, Inc., June Supply Corp., June Supply-San Antonio, Inc. and Michael Rose and Alan Stafford dated as of August 31, 1999 (Exhibit 2(i))(4)

 3(i)          Articles of Incorporation of the Company (Exhibit 3(i))(1)

 3(ii)         By-Laws of the Company (Exhibit 3(ii))(1)

 4(i) Certificate of Designation for the Company's Series A Stock (Exhibit 4(i))(1)

 4(ii) Certificate of Designation for the Company's Series E Stock (Exhibit 4(ii))(1)

 4(iii) Subscription Agreement between the Company and Steven C. Etra regarding the purchase and sale of the Series E Stock (Exhibit 3(iii))(3)

 4(iv) Certificate of Designation for the Company's Series D Preferred Stock (Exhibit 4(i))(2)

 4(v) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Exhibit 3(v))(3)

 4(vi)         Form of 12.75% Subordinate Note (Exhibit 3(vi))(3)

 4(vii)        Form of the Warrant Certificate (Exhibit 3(vii))(3)

 4(viii) Pledge and Security Agreement between the Company and Charles H. Davis (Exhibit 4(viii))(2)

 4(ix)         Security Agreement between the Company and Stephen Haynes
               (Exhibit 2(i))(2)

 4(x) Registration Rights Agreement among the Company, Charles H. Davis and Randall K. Davis (Exhibit 4(ii))(2)

 4(xi) Pledge and Security Agreement between the Company and Michael Rose (Exhibit 2(ii))(4)

 4(xii) Pledge and Security Agreement between the Company and Alan Stafford (Exhibit 2(iii))(4)

 27(i)         Financial data schedule

---------------
(1) Incorporated by reference to the Company's Form 10-SB filed with the Commission on June 16, 1999.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 3, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 10-SB/A filed with the Commission on October 22, 1999.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 10, 1999.

(b) Reports on Form 8-K:

     The Company filed an 8-K on September 9, 1999 to report the acquisition of Cleaning Ideas, Inc. and subsidiary and the acquisition of Superior Chemical and Supply, Inc. under Item 2. The following financial statements were subsequently filed on Form 8-K/A on October 29, 1999:

(1) Financial Statements of Cleaning Ideas for the fiscal year ended September 30, 1997, September 30, 1998 and for the period ended July 31, 1999.
(2) Financial Statements of Superior for the fiscal year ended December 31, 1997, December 31, 1998 and for the period ended July 31, 1999.
(3) Pro Forma Consolidated Financial Statements for the year ended December 31, 1998 and for the period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 15, 1999             Enviro-Clean of America, Inc.

                              By:  /s/ Richard Kandel
                                  ------------------------------------------
                                  Richard Kandel, Chairman of the Board and
                                  Chief Executive Officer