Form 10QSB/A
period 1999-08-30
ENVIRO CLEAN OF AMERICA INC
filed 1999-12-08
CIK 1052341

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB
                                AMENDMENT NO. 1
(Mark one)
     X
    ---
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No
   ___

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.01 per share, outstanding as of November 12, 1999 was 4,351,000.

     Transitional Small Business Disclosure Format (check one) Yes       No
                                                                   ___      ___

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                   PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements
              Consolidated Balance Sheet as of September 30, 1999 (Unaudited)...............................      2
              Consolidated Statement of Earnings for the Nine Months Ended September 30, 1999 and
                1998 (Unaudited)............................................................................      3
              Consolidated Statement of Earnings for the Three Months Ended September 30, 1999 and
                1998 (Unaudited)............................................................................      4
              Consolidated Cash Flow Statement for the Nine Months Ended September 30, 1999 and                   5
                1998 (Unaudited)............................................................................
              Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30,              6
                1999 (Unaudited)............................................................................
              Notes to the Consolidated Financial Statements (Unaudited)....................................      7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    16

                                   PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................................    21

     Item 2.  Changes in Securities..........................................................................    21

     Item 4.  Submission of Matters to a Vote of Security Holders............................................    21

     Item 5.  Other Information and Subsequent Events........................................................    21

     Item 6.  Exhibits and Reports on Form 8-K...............................................................    23

SIGNATURES...................................................................................................    25

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

                                                       ASSETS
Current assets
   Cash & cash equivalents                        $  2,174,553
   Accounts receivable                                 935,151
   Merchandise Inventory                               689,781
   Loan receivable-affiliate                           179,836
   Prepaid expenses & other                             67,542
                                                  ------------
    Total current assets                                            $  4,046,863

 Property, Plant & Equipment - At cost               1,263,280
   Less: Accumulated Depreciation                      999,187           264,093
                                                  ------------

 Other Assets
    Goodwill                                         6,963,175
    Other                                               24,374
                                                  ------------
     Total other assets                                                6,987,549
                                                                    ------------
    TOTAL ASSETS                                                    $ 11,298,505
                                                                    ============

                      LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable & accrued expenses           $  1,294,283
    Current maturities of long-term debt               855,358
                                                  ------------
    Total current liabilities                                       $  2,149,641

 Long Term Liabilities
     Notes payable - Subordinated                    2,401,172
     Long-term debt, less current maturities         1,260,718
                                                   -----------
     Total long-term liabilities                                       3,661,890

 Stockholder's equity
    Preferred stock Series A-$.001 par value;
     stated value $5.00; authorized,issued and
     outstanding 500,000 shares                      2,500,000
    Preferred stock Series D-$.001 par value;
     stated value $5.00; authorized, issued and
     outstanding 320,000 shares                      1,600,000
    Preferred stock Series E-$.001 par value;
     stated value $2.50;  authorized, issued
     and outstanding 70,000 shares                     175,000
    Common stock-$.001 par value; authorized
      20,000,000 shares;  issued and outstanding
      4,351,000 shares                                   4,351

    Additional paid-in capital                       3,272,336
    Retained earnings (deficit)                     (4,139,713)
    Common stock to be issued                        2,075,000
                                                   -----------
    Total stockholders' equity                                         5,486,974
                                                                    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 11,298,505
                                                                    ============

          See accompanying notes to consolidated financial statements.

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)

                                                                               1999                     1998
 Net Sales                                                                 $ 3,513,056              $ 1,376,053

 Cost of sales                                                               1,674,624                  721,314
                                                                           -----------              -----------

       Gross profit                                                          1,838,432                  654,739
                                                                           -----------              -----------

 Operating expenses
        Salaries                                                               621,165                  147,811
        Professional fees                                                      405,790                   32,775
        Rent                                                                   114,922                   29,306
        Marketing                                                               58,168                    6,878
        Amortization of goodwill                                               294,634                        -
        Depreciation                                                            39,334                   28,213
        Other                                                                  563,409                  374,838
                                                                           -----------              -----------
                                                                             2,097,422                  619,821

                                                                           -----------              -----------

       Operating profit (loss)                                                (258,990)                  34,918
                                                                           -----------              -----------
 Other income (expense)
   Interest expense                                                           (252,631)                 (46,497)
   Interest and other income                                                    30,113                       -
                                                                           -----------              -----------
                                                                              (222,518)                 (46,497)
                                                                           -----------              -----------

 Loss before income taxes                                                     (481,508)                 (11,579)

 Income taxes                                                                   27,360                    1,000
                                                                           -----------              -----------

 Net loss                                                                     (508,868)                 (12,579)

 Preferred stock dividends                                                    (102,270)                       -
                                                                           -----------              -----------
 Net loss attributable to common stockholders                                 (611,138)                 (12,579)
                                                                           ===========              ===========

 Loss per share-basic and diluted                                          $     (0.15)             $         -
                                                                           ===========              ===========

 Weighted average number of shares outstanding                               4,207,000                3,400,000
                                                                           ===========              ===========

          See accompanying notes to consolidated financial statements.

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                               1999                   1998
 Net Sales                                                 $ 1,690,681             $  456,602

 Cost of sales                                                 818,015                225,652
                                                           -----------             ----------

       Gross profit                                            872,666                230,950
                                                           -----------             ----------

 Operating expenses
       Salaries                                                329,299                 68,414
       Professional fees                                       281,912                  7,200
       Rent                                                     80,566                  8,427
       Marketing                                                43,484                    942
       Amortization of goodwill                                145,774                      -
       Depreciation                                             16,777                  8,952
       Other                                                   222,365                144,656
                                                           -----------             ----------
                                                             1,120,177                238,591
                                                           -----------             ----------

       Operating loss                                         (247,511)                (7,641)
                                                           -----------             ----------

 Other income (expense)
   Interest expense                                           (185,849)               (11,867)
   Interest and other income                                    22,504                      -
                                                           -----------             ----------
                                                              (163,345)               (11,867)
                                                           -----------             ----------

 Loss before income taxes                                     (410,856)               (19,508)

 Income taxes                                                   21,960                      -
                                                           -----------             ----------
 Net loss                                                     (432,816)               (19,508)

 Preferred stock dividends                                     (49,645)                     -
                                                           -----------             ----------

 Net loss attributable to common stockholders                 (482,461)               (19,508)
                                                           ===========             ==========


 Loss per share-basic and diluted                          $     (0.11)            $    (0.01)
                                                           ===========             ==========

 Weighted average number of shares outstanding               4,351,000              3,400,000
                                                           ===========             ==========


         See accompanying notes to consolidated financial statements.

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                             1999                1998
Cash flows from operating activities:
Net Loss                                                                  $  (508,868)         $  (19,508)
                                                                          -----------          ----------
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation                                                                   39,334              28,213
Amortization of goodwill                                                      294,634                   -
Amortization of note discount                                                  79,844                   -
Common stock issued in consideration of professional fees                     125,000
(Increase) decrease in accounts receivable                                   (227,762)            (18,616)
(Increase) decrease in prepaid expenses and other assets                       (4,083)            (39,254)
(Increase) decrease in inventories                                           (539,668)            (16,100)
Increase (decrease) in accounts payable                                       760,016             (68,107)
                                                                          -----------          ----------
Total adjustments                                                             527,315            (113,864)
                                                                          -----------          ----------

Net cash provided(used) by operating activities                                18,447            (133,372)
                                                                          -----------          ----------

Cash flows from investing activities:
Cash paid for acquisitions                                                 (1,552,451)                  -
Cash acquired from subsidiaries                                               314,334                   -
Loans receivable-affiliate                                                   (179,836)                  -
Loans receivable-other                                                         21,320                   -
Purchase of fixed assets                                                      (12,350)             (5,646)
                                                                          -----------          ----------
Net cash used by investing activities                                      (1,408,983)             (5,646)
                                                                          -----------          ----------

Cash flows from financing activities:
            Net cash received (paid) on notes payable                       1,671,441             (81,760)
 Common stock issued                                                              386                 211
 Preferred stock issued                                                       175,000                   -
 Additional paid-in capital on issuance of warrants                           678,672                   -
         Additional paid-in capital on issuance of common stock               964,614             212,058
 Preferred stock dividends                                                   (102,270)                  -
                                                                          -----------          ----------

Net cash provided by financing activities                                   3,387,843             130,509
                                                                          -----------          ----------

Net increase (decrease) in cash and equivalents                             1,997,307              (8,509)

Cash and cash equivalents, beginning                                          177,246              39,919
                                                                          -----------          ----------

Cash and cash equivalents, Ending                                         $ 2,174,553          $   31,410
                                                                          ===========          ==========

 Supplemental information:
Cash paid during the period for:
     Interest                                                             $    45,287          $   46,497
                                                                          ===========          ==========
      Taxes                                                               $     2,298          $        -
                                                                          ===========          ==========

         See accompanying notes to consolidated financial statements.

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


                                             Common Stock          Preferred Stock    Additional     Retained
                                             ------------          ---------------
                                         Number of              Number of              Paid-in       Earnings    Common Stock
                                          Shares      Amount    Shares     Amount      Capital      (Deficit)    To Be Issued
                                       ---------------------------------------------------------------------------------------
Balance at January 1, 1999:             3,690,000    $ 3,690                          $  879,325   $ (151,702)    $         -

Issuance of common stock for
 cash at $2.50 per share                  386,000        386                             964,614            -

Issuance of warrants                                                                     678,672

Issuance of preferred stock
 for cash at $2.50 per share                                      70,000     175,000

Issuance of preferred stock in
 connection with acquisitions                                    820,000   4,100,000

Distribution to stockholder                                                        -           -   (3,376,873)

Common stock issued in connection withh
 acquisition of Nissco/Sunline, Inc.      250,000        250                             624,750

Common stock issued in consideration
 of professional fees                      25,000         25                             124,975

Common stock to be issued at $2.50        750,000                                                                   1,875,000

Common stock to be issued at $4.00         50,000                                                                     200,000

Preferred stock dividends                                                                            (102,270)

Net Loss                                                                                             (508,868)

------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999           5,151,000    $ 4,351     890,000  $4,275,000  $3,272,336  $(4,139,713)    $ 2,075,000
==============================================================================================================================

                                         Stockholders'
                                            Equity
                                        -------------
Balance at January 1, 1999:              $   731,313

Issuance of common stock for
 cash at $2.50 per share                     965,000

Issuance of warrants                         678,672

Issuance of preferred stock
 for cash at $2.50 per share                 175,000

Issuance of preferred stock in             4,100,000
 connection with acquisitions

Distribution to stockholder               (3,376,873)

Common stock issued in connection with
 acquisition of Nissco/Sunline, Inc.         625,000

Common stock issued in consideration
 of professional fees                        125,000

Common stock to be issued at $2.50         1,875,000

Common stock to be issued at $4.00           200,000

Preferred stock dividends                   (102,270)

Net Loss                                    (508,868)

----------------------------------------------------
Balance at September 30, 1999            $ 5,486,974
====================================================

               See accompanying notes to consolidated statements.

                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

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

2.       PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

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

         At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

         Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 1999 totals $52,270. Preferred stock dividends declared for nine months totals $102,270. As of October 1, 1999, all dividends declared through September 30, 1999 have been paid in full.

         Earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the year. Diluted EPS is not presented because the Company had no dilutive securities outstanding at September 30, 1999. At September 30, 1999 there were 750,000 shares of common stock to be issued in connection with the Nissco Acquisition (note 3), 50,000 shares of common stock to be issued in connection with the Superior Acquisition (note 3), and warrants to acquire 720,000 shares of common stock outstanding. These amounts have not been taken into account in the computation of earnings per share because the effect would be anti-dilutive.

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.       ACQUISITIONS

         On January 1, 1999, the Company and Kandel & Son, Inc. ("Kandel"), a New York-based sanitary supply distribution Company agreed to merge. Richard Kandel, the sole stockholder and chief executive officer ("CEO") of Kandel is the majority stockholder and CEO of the Company. The Company paid $1,350,000 in cash and exchanged 500,000 shares of Series A Preferred Stock for all of the outstanding common stock of Kandel. The $1,350,000 cash was distributed as follows: $684,404 went directly to Mr. Kandel, and $665,596 paid obligations of Kandel as follows: $99,914 bank line of credit, $382,353 stockholder loan owed to Mr. Kandel, and $183,329 of miscellaneous accruals. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interest, because Richard Kandel is the majority stockholder of the Company. As such, the excess of cost over book value of net assets of Kandel of approximately $3,377,000 will be deemed a distribution to Richard Kandel. The historical results of operations of Kandel for the period from January 1, 1998 to September 30, 1998 have been retroactively restated and included in the results of operations of Enviro-Clean of America, Inc. & Subsidiaries for the period from January 1, 1998 to September 30, 1998 in a manner similar to a pooling of interests.

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

         The fair value of assets acquired and liabilities assumed amounted to $584,078 and $561,291 respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $2,977,213 which is being amortized over 10 years. Assets and liabilities acquired, at fair value include:

                        Cash                     $    17,259
                        Accounts receivable          507,331
                        Property & equipment          57,487
                        Other assets                   2,001
                        Accounts payable            (419,670)
                        Loans payable               (141,621)
                                                 -----------
                           Net Assets                 22,787
                        Goodwill                 $ 2,977,213
                                                 -----------

                        Total consideration      $ 3,000,000
                                                 -----------

                        Cash                     $   500,000
                        Common stock             $ 2,500,000


         The operations of NISSCO are included in the consolidated financial statements from January 1, 1999, the date of acquisition.

         The seller received 250,000 shares on January 15, 1999 and will receive 250,000 shares on January 15, 2000, and 500,000 shares on January 15, 2001. All shares have been valued at $2.50, the fair market value of the Company's common stock on January 1, 1999. If on January 15, 2001 the Company's Average Bid Price Per Share for the ten days preceding January 15, 2001 is not at least $5.00, the Company shall issue additional shares of common stock to the seller such that the aggregate value of the shares issued on January 15, 2001 shall be $2,500,000. The value of any contingently issuable shares has not been accounted for in the valuation of the NISSCO acquisition. Any additional shares issued would be expensed at the time of issuance.

         On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Cleaning Ideas, Inc. & Subsidiary, a Texas-based manufacturer and distributor of cleaning supplies. The aggregate purchase price for this acquisition is $3,000,000, consisting of $500,000 in cash, $900,000 in promissory notes and 320,000 shares of Series D Preferred Stock for all of the outstanding stock of Cleaning Ideas. The estimated fair market value on the acquisition date was approximately $5.50 per share. Because of a lack of trading volume or tradability, a discount of approximately 8% was taken into account when valuing the stock issued relating to the acquisition. A lower discount was used for this acquisition than was used for another acquisition on the same date because of the higher value placed on the stock as a result of the preferred stock dividends attached to the transaction. This acquisition is accounted for as a purchase. The Series D Stock (i) pay an annual dividend of 8.75%, (ii) are convertible into Common Stock at a conversion price of $5.00 per share of Common Stock and (iii) may be redeemed at the option of the Company at any time at a redemption price of $5.00, plus any accrued and unpaid dividends per share.

         The fair value of assets acquired and liabilities assumed amounted to $982,630 and $753,620, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $2,770,990 which is being amortized over 10 years. Assets and liabilities acquired, at fair value include:

                           Cash                                  $  238,190
                           Accounts receivable                      248,544
                           Inventory                                395,482
                           Property & equipment                      72,853
                           Other assets                              27,561
                           Accounts payable                        (353,620)
                           Loans payable                           (400,000)
                                                                 ----------
                                Net Assets                          229,010
                           Goodwill                               2,770,990
                                                                 ----------

                           Total consideration                   $3,000,000
                                                                 ----------

                           Cash & notes                          $1,400,000
                           Preferred stock                       $1,600,000

         The operations of Cleaning Ideas are included in the consolidated financial statements from August 1, 1999, the date of acquisition.

         On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Superior Chemical & Supply, Inc. a Kentucky-based distributor of cleaning supplies. The aggregate purchase price for this acquisition is $1,800,000, consisting of $400,000 in cash, $1,200,000 in promissory notes and 50,000 shares of the Company's common stock, valued at $4.00 per share. The estimated fair market value on the acquisition date was approximately $5.50 per share. Because of the lack of trading volume or tradability, a discount of approximately 25% was taken into account when valuing the common stock to be issued relating to acquisition. The common stock will be issued to the seller in installments, as defined in the agreement. This acquisition is accounted for as a purchase.

         The fair value of assets acquired and liabilities assumed amounted to $435,330 and $144,937, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $1,509,607 which is being amortized over 10 years.

         Assets and liabilities acquired, at fair value include:


                           Cash                                  $     8,098
                           Accounts receivable                       198,270
                           Inventory                                 192,821
                           Property & equipment                       36,141
                           Accounts payable                         (127,488)
                           Loans payable                            ( 17,449)
                                                                 -----------
                               Net Assets                            290,393
                           Goodwill                                1,509,607
                                                                 -----------

                           Total consideration                   $ 1,800,000
                                                                 -----------

                           Cash & notes                          $ 1,600,000
                           Common stock                          $   200,000

         The operations of Superior Chemical & Supply, Inc. are included in the consolidated financial statements from August 1, 1999, the effective date of acquisition.

         The seller will receive 10,000 shares within 90 days of the end of each fiscal year ended December 31st, provided Superior's target amount is met each year. The target amount is pre-tax earnings of Superior amounting to $250,000 per annum pro rated for the period ended December 31, 1999, and increased by 5% for each year under the agreement. If the target amount is not met in any year, the number of shares to be delivered from escrow shall be equal to the product of 10,000 multiplied by a fraction, the numerator of which shall be the Superior's pre-tax earnings for such year and the denominator of which shall be the target amount for such year. In the event that Superior does not meet the target amount in any year, and Superior exceeds the target amount in the next year, Superior may apply an amount equal to the extent by which the Superior's pre-tax earnings exceed the target amount for such year, to the prior year's target amount and cause a proportionate amount of the escrowed shares that were withheld the prior year to be released to the shareholders. In no event shall the aggregate number of shares issued in respect of any two-year period exceed 20,000.

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

5.       NOTES PAYABLE

         On June 1, 1999 the Company received $3,000,000 in exchange for 300 units. Each unit is comprised of a $10,000 face value note. The notes are due April 1, 2002 and pay interest in arrears quarterly on the face amount, at a rate of 12.75% per annum. Issued along with each unit were warrants to purchase 2400 shares of common stock(720,000 shares in aggregate) of the Company. The warrants are exercisable at any time after November 27, 1999 through June 1, 2003 at an exercise price of $4.25 per share. Based upon the fair value of the warrants on the date of issue, the Company has discounted the carrying value of the notes by $678,672, which represents the fair value of the warrants on the date of issue. The discount is being amortized as additional interest over the term of the notes.

         In August of 1999 a secured promissory note in the principal amount of $900,000 was issued pursuant to the stock purchase agreement of Cleaning Ideas, Inc. & Subsidiary. The note was issued to Charles H. Davis and is payable over two years in eight equal quarterly installments of $112,500 plus interest at 8 3/4% per annum. The note is secured by the assets of Cleaning Ideas, Inc. and Subsidiary, the companies acquired from him.

     In August of 1999 a promissory note in the principal amount of $1,200,000 was issued pursuant to the stock purchase agreement of Superior Chemical & Supply, Inc. The note was issued to Stephen Haynes and is payable over three years in twelve equal quarterly installments of $100,000 plus interest at 8% per annum. The note is secured by the accounts receivable and inventory of Superior Chemical & Supply, Inc., the company acquired from him.

6. In January 1999, the Company issued 70,000 shares of common stock for an aggregate price of $175,000.

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

8.   STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE

          Net loss per share for the nine months ended September 30, 1999 $(.12)
          Preferred stock dividends per share                              (.03)
                                                                            ---
          Net loss per share attributable common to stockholders           (.15)
                                                                            ---

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

                                                                  1999 ACQUISITIONS
                                                          CLEANING IDEAS        SUPERIOR
                                        ENVIRO-CLEAN         INC &              CHEMICAL
                                      OF AMERICA, INC.    SUBSIDIARY        & SUPPLY, INC.          PROFORMA         PROFORMA
                                       & SUBSIDIARIES     1/1/99-7/31/99    1/1/99-7/31/99        ADJUSTMENTS        COMBINED
 Net Sales                              $  3,513,056      $  2,498,214       $  1,032,054        $       -        $  7,043,324

 Cost of sales                             1,674,624         1,357,955            603,468                -           3,636,047
                                        ------------      ------------       ------------        ---------        ------------

       Gross profit                        1,838,432         1,140,259            428,586                -           3,407,277
                                        ------------      ------------       ------------        ---------        ------------

 Operating expenses
       Salaries                              621,165           500,228            159,678                -           1,281,071
       Professional fees                     405,790             4,197              1,060                -             411,047
       Rent                                  114,922           213,811             18,990                -             347,723
       Marketing                              58,168            21,363                  -                -              79,531
       Amortization of goodwill              294,634                 -                  -          249,702 (a)         544,336
       Depreciation                           39,334             9,794             10,024                -              59,152
       Other                                 563,409           425,777            116,166                -           1,105,352
                                        ------------      ------------       ------------        ---------        ------------
                                           2,097,422         1,175,170            305,918          249,702           3,828,212
                                        ------------      ------------       ------------        ---------        ------------

       Operating profit (loss)              (258,990)          (34,911)           122,668         (249,702)           (420,935)
                                        ------------      ------------       ------------        ---------        ------------

 Other income (expense)
       Interest expense                     (252,631)          (19,087)              (226)        (101,938) (b)       (373,882)

       Interest and other income              30,113                 -                  -                -              30,113
                                        ------------      ------------       ------------        ---------        ------------
                                            (222,518)          (19,087)              (226)        (101,938)           (343,769)
                                        ------------      ------------       ------------        ---------        ------------

 Income(loss) before income taxes           (481,508)          (53,998)            122,442        (351,640)       $   (764,704)

 Income taxes                                 27,360             1,000             12,300                -              40,660
                                        ------------      ------------       ------------        ---------        ------------


 Net income(loss)                       $   (508,868)     $    (54,998)      $    110,142        $(351,640)       $   (805,364)
                                       =============      ============       ============        =========        ============

 Basic loss per common share            $      (0.12)                                                             $      (0.19)
                                        ============                                                              ============

   Weighted average number of
       common shares outstanding           4,207,000                                                                 4,257,000
                                        ============                                                              ============

    (a) amortization of goodwill on acquisitions with an estimated life of 10 years
    (b) interest expense on acquisition indebtedness

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

         On October 27, 1999, the Company signed a definitive agreement to purchase all the capital stock of June Supply-San Antonio, Inc.("June") located in San Antonio, Texas, for approximately $4,800,000 in cash, promissory notes and common stock of the Company. June is a leading distributor of industrial equipment, janitorial supplies and light bulbs. June operates four locations in San Antonio, Dallas, McAllen and Corpus Christi, Texas. The Company has plans to open a fifth location during the first quarter of 2000. The acquisition, if consummated, will be accounted for as a purchase. In October 1999, acquisition deposits of $400,000 were disbursed to the stockholders of June.

         The Company's additions to plant and equipment will be incident to the acquisitions that have been previously discussed. If the Company is successful in completing its acquisitions as planned, the number of employees of the Company, including its subsidiaries, could expand to as many as approximately 250 by the end of calendar 2000.

         Results of Operations

         The historical results of operations of Kandel & Son, Inc. for the period from January 1, 1998 to September 30, 1998 have been retroactively restated and included in the results of operations of Enviro-Clean of America, Inc. & Subsidiaries for the period from January 1, 1998 to September 30, 1998 in a manner similar to a pooling of interests.

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

         Operating expenses increased from $619,821 for 1998 to $2,097,422 for 1999, approximately 238%. The majority of this increase, approximately $1,478,000, was due to the inclusion of NISSCO, Cleaning Ideas, and Superior in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $295,000 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

         The Company had a net loss in 1999 of $508,868 or $.12 per share, as compared to a net loss of $12,579, or $.00 per share in 1998.

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

         Operating expenses increased from $238,591 for 1998 to $1,120,177 for 1999, approximately 369%. The majority of this increase, approximately $882,000, was due to the inclusion of NISSCO, Cleaning Ideas, and Superior in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $146,000 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

         The Company had a net loss in 1999 of $432,816, or $.11 per share, as compared to a net loss of $19,508, or $.01 per share in 1998.

         The operations of the Company for the three-month period ended September 30, 1998 have been restated to include the operation of Kandel as if the acquisition had occurred prior to January 1, 1998.

         Liquidity and Capital Resources

         The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the nine-month period ended September 30, 1999, the Company issued a total of 386,000 shares of Common Stock for $965,000. In addition, as of June 1, 1999, the Company issued $3,000,000 of 12.75% promissory notes due April, 2002. Attached to the notes were common stock warrants. The Company's only significant use of cash was the balance of cash paid for acquisitions of $1,552,451.

         For the nine-month period ended September 30, 1999, the Company's cash flows from operations was positive $18,447, as a result of a net loss of $508,868 and adjustments to arrive at cash provided by operating activities of depreciation and amortization of $413,812, common stock issued in consideration of professional fees of $125,000, an increase in accounts receivable of $227,762, an increase in inventory of $539,668 and an increase in accounts payable of $760,016, offset by an increase in prepaid expenses of $4,083.

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

         The Company intends to structure its next financing transaction as a private offering of convertible preferred stock. Until the terms of such offering are set, it is not possible to determine the number of shares of the Company's Common Stock that may be issuable upon conversion of the preferred stock. It is also impossible currently to determine the number of shares of Common Stock that will be issuable to Thomas B. Haines in connection with the purchase by the Company of NISSCO. Under the terms of Mr. Haines' agreement with the Company, the Company is obligated to issue additional shares of Common Stock to Mr. Haines in the event that the bid price per share of the Company's Common Stock is less than $5.00 for ten (10) trading days immediately preceding January 15, 2001 (the "Average Bid Price Per Share"). The number of shares to be issued is equal to the number of shares necessary so that the dollar amount of additional shares, valued at the Average Bid Price Per Share, issued to Mr. Haines on January 15, 2001, is equal to $2,500,000. If the fair market value of the stock is less than $2.50 per share, Mr. Haines will receive additional shares such that the aggregate number of shares held by him is no less than $2,500,000 in value. If the fair market value is above $2.50 per share, Mr. Haines will receive no more than the 1,000,000 shares as originally agreed. The Company is authorized to issue 20,000,000 shares of common stock, par value $.001 per share ("Common Stock"), of which 4,351,000 are currently issued and outstanding.

         The Company's board has approved working capital loans to it's affiliate b2bstores.com, Inc. The board has approved advances up to an aggregate of $700,000 with interest at 8% per annum. Through September 30, 1999, total advances have been $179,836. The Company anticipates the balance will be advanced within the next twelve months. The Company anticipates all advances to be repaid upon an IPO of b2bstores.com, Inc. within the next few months.

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

     To date, the Company is not aware of any external agent with the Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The Company does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable. The Company has contacted all material parties out-sourced and response by these third parties have represented to the Company that they are all Year 2000 compliant. The Company has not and does not plan to develop any contingency plans with respect to out-sourced compliance functions.

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

ITEM 3.  Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item. At September 30, 1999, preferred stock dividend in arrears totaled $52,270. As of October 1, 1999, all dividends declared through September 30, 1999 have been paid in full.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the period ended September 30, 1999.


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

     Upon closing, June Supply will be merged with and into JSC and JSC will remain a wholly owned subsidiary of the Company. In consideration of their agreement to the transaction, the Shareholders will receive the following consideration from the Company: (i) $2,000,000 in cash (the "Cash Payment"), $400,000 paid as a deposit (the "Deposit") upon the signing of the Stock Purchase Agreement and the balance to be paid within two days after the Closing Date, (ii) 100,000 shares of the Company's common stock, par value $.001 (the "Purchase Price Shares"), and (iii) two secured promissory notes, one payable to Michael Rose and one payable to Alan Stafford, each in the principal amount of $587,500, payable in twelve equal quarterly principal payments of $48,958.33, bearing interest at a rate equal to the prime rate of Chase Manhattan Bank, N.A. at the closing per annum and maturing three years from its date of issuance (the "June Notes"). The Deposit shall be kept by June Supply if the closing is not completed by the Closing Date due to the failure of the Company in satisfying one or more of the conditions to the closing, including the payment in full of the consideration as required by the Agreement.

     The Cash Payment will be adjusted immediately prior to closing by the extent to which the final statement of Net Working Capital, as defined in the Agreement, is greater than or less than $2,050,000. If the Net Working Capital exceeds $2,050,000, the Company shall pay in cash to the Shareholders the amount by which June Supply's Net Working Capital exceeds $2,050,000. If the Net Working Capital is less than $2,050,000, then the amount by which the Net Working Capital is less than $2,050,000 will be deducted from the Cash Payment.

     In addition, the Company will pay an annual earn-out payment to the Shareholders pursuant to the terms of the Agreement. The earn-out payments will total up to $50,000 for 1999, $150,000 for each of fiscal years 2000, 2001, 2002, and 2003, and $100,000 for fiscal year 2004, except that these amounts will be subject to adjustments based on the JSC's actual pre-tax earnings in accordance with the terms of the Agreement.

     The Purchase Price Shares shall be increased if the average bid price of the Company's common stock, par value $.001 (the "Common Stock"), is less than $5.00 per share for the 20 trading days preceding the first anniversary of the Closing Date. If such circumstances occur, the Company will grant to the Shareholders an additional amount of Common Stock so that the aggregate market value of the Purchase Price Shares (including the value of the initial 100,000 shares of Common Stock) will remain at $500,000.

     Repayment of the June Notes are secured by a security interest in the capital stock of June Supply. Each promissory note is secured by 50% of such collateral. Pursuant to a Pledge and Security Agreement, in the event of a default in any payment on the June Notes and the expiration of a 90 day cure period as specified in the Pledge and Security Agreement, the secured party may accelerate the entire indebtedness then outstanding. If such events occur, the secured party must wait an additional 30 days from the event of default which triggered the acceleration of the indebtedness, before exercising rights as a secured creditor.

     Although the parties have entered into the Agreement on October 27, the parties have agreed that the Agreement will be deemed effective on August 31, 1999 as stipulated in Articles 2.01, 2.02, 3.36, 7.10, 9.02, and 10.02, and the
cover page of the Agreement.

     Details of the acquisition and subsequent merger can be viewed in the Company's Current Report on Form 8-K filed on November 10, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, any footnote and exhibits which were previously filed are incorporated by reference.

Exhibit No.                    Description
-----------   --------------------------------------------------------------
   2(i) Stock Purchase Agreement among Enviro-Clean of America, Inc., Enviroacq I Co. and Kandel & Son dated as of January 1, 1999 (Exhibit 2(i)). (1)

   2(ii)            Stock Purchase Agreement among Enviro-Clean of America, Inc.
                    Enviroacq II Co. and NISSCO/Sunline, Inc. dated as of January 1, 1999 (Exhibit 2(ii)). (1)

   2(iii) Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Exhibit 2(i)). (2)

   2(iv) Stock Purchase Agreement among Enviro-Clean of America, Inc., SCS Acquisition Corp., Superior Chemical & Supply, Inc. and Stephen Hayes (Exhibit 2(iii)). (2)

   2(v) Stock Purchase Agreement among Enviro-Clean of America, Inc., June Supply Corp., June Supply-San Antonio, Inc. and Michael Rose and Alan Stafford dated as of August 31, 1999 (Exhibit 2(i)). (4)

   3(i)             Articles of Incorporation of the Company (Exhibit 3(i)). (1)

   3(ii)            By-Laws of the Company (Exhibit 3(ii)). (1)

   4(i) Certificate of Designation for the Company's Series A Stock (Exhibit 4(i)). (1)

   4(ii) Certificate of Designation for the Company's Series E Stock (Exhibit 4(ii)). (1)

   4(iii)           Subscription Agreement between the Company and Steven C.
                    Etra regarding the purchase and sale of the Series E Stock (Exhibit 3(iii)). (3)

   4(iv) Certificate of Designation for the Company's Series D Preferred Stock (Exhibit 4(i)). (2)

   4(v) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Exhibit 3(v)). (3)

Exhibit No.                        Description
-----------    -----------------------------------------------------------------
   4(vi)            Form of 12.75% Subordinate Note (Exhibit 3(vi)). (3)

   4(vii)           Form of the Warrant Certificate (Exhibit 3(vii)). (3)

   4(viii) Pledge and Security Agreement between the Company and Charles H. Davis (Exhibit 4(viii)). (2)

   4(ix) Security Agreement between the Company and Stephen Haynes (Exhibit 2(i)). (2)

   4(x)             Registration Rights Agreement among the Company, Charles H.
                    Davis and Randall K. Davis (Exhibit 4(ii)). (2)

   4(xi) Pledge and Security Agreement between the Company and Michael Rose (Exhibit 2(ii)). (4)

   4(xii) Pledge and Security Agreement between the Company and Alan Stafford (Exhibit 2(iii)). (4)

   27(i)            Financial data schedule

--------------------------
(1) Incorporated by reference to the Company's Form 10-SB filed with the Commission on June 16, 1999.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 3, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 10-SB/A filed with the Commission on October 22, 1999.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 10, 1999.

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

November 15, 1999               Enviro-Clean of America, Inc.

                                By: /s/ Richard Kandel
                                    -----------------------------------------
                                    Richard Kandel, Chairman of the Board and
                                    Chief Executive Officer