Form 10QSB/A
period 1999-09-30
ENVIRO CLEAN OF AMERICA INC
filed 2000-01-28
CIK 1052341

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB
                                AMENDMENT NO. 2
(Mark one)
    X
   ---
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No
   ---

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

                         ENVIRO-CLEAN OF AMERICA, INC.

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheet as of September 30, 1999 (Unaudited).................................          2
       Consolidated Statement of Earnings for the Nine Months Ended September 30, 1999 and 1998
        (Unaudited)....................................................................................          3

       Consolidated Statement of Earnings for the Three Months Ended September 30, 1999 and 1998
        (Unaudited)....................................................................................          4

       Consolidated Cash Flow Statement for the Nine Months Ended September 30, 1999 and 1998                    5
        (Unaudited)....................................................................................
       Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 1999               6
        (Unaudited)....................................................................................
       Notes to the Consolidated Financial Statements (Unaudited)......................................          7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......         16

                                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................................................         21

  Item 2.  Changes in Securities.......................................................................         21

  Item 4.  Submission of Matters to a Vote of Security Holders.........................................         21

  Item 5.  Other Information and Subsequent Events.....................................................         21

  Item 6.  Exhibits and Reports on Form 8-K............................................................         23

SIGNATURES.............................................................................................         25

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                         SEPTEMBER 30, 1999
                                                             (Unaudited)
                            ASSETS
Current assets
   Cash & cash equivalents                                                                       $ 2,174,553
   Accounts receivable                                                                               935,151
   Merchandise Inventory                                                                             689,781
   Loan receivable-affiliate                                                                         179,836
   Prepaid expenses & other                                                                           67,542
                                                                                                 -----------

    Total current assets                                                                                            $ 4,046,863

 Property, Plant & Equipment - At cost                                                             1,263,280
   Less: Accumulated Depreciation                                                                    999,187            264,093
                                                                                                 -----------

 Other Assets
    Goodwill                                                                                       6,963,175
     Investment in unconsolidated affiliate                                                          178,506
    Other                                                                                             24,374
                                                                                                 -----------

     Total other assets                                                                                               7,166,055
                                                                                                               ----------------

    TOTAL ASSETS                                                                                                    $11,477,011
                                                                                                               ================

 LIABILITIES & STOCKHOLDERS'  EQUITY
 Current Liabilities
    Accounts payable & accrued expenses                                                          $ 1,294,283
    Current maturities of long-term debt                                                             855,358
                                                                                                 -----------

    Total current liabilities                                                                                       $ 2,149,641

 Long Term Liabilities
     Notes payable - Subordinated                                                                  2,401,172
     Long-term debt, less current maturities                                                       1,260,718
                                                                                                 -----------

     Total long-term liabilities                                                                                      3,661,890

 Stockholder's equity
    Preferred stock Series A-$.001 par value; stated value $5.00;
     authorized, issued and outstanding 500,000 shares                                             2,500,000
    Preferred stock Series D-$.001 par value; stated value $5.00;
     authorized, issued and outstanding 320,000 shares                                             1,600,000
    Preferred stock Series E-$.001 par value; stated value $2.50;
     authorized, issued and outstanding 70,000 shares                                                175,000
    Common stock-$.001 par value; authorized 20,000,000 shares;
     issued and outstanding 4,351,000 shares                                                           4,351
    Additional paid-in capital                                                                     4,641,040
    Retained earnings (deficit)                                                                   (5,329,911)
    Common stock to be issued                                                                      2,075,000
                                                                                                 -----------

    Total stockholders' equity                                                                                        5,665,480
                                                                                                               ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                      $11,477,011
                                                                                                               ================

         See accompanying notes to consolidated financial statements.

                                   ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF EARNINGS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                   (Unaudited)
                                                                              1999                       1998
 Net Sales                                                                 $ 3,513,056                 $1,376,053

 Cost of sales                                                               1,674,624                    721,314
                                                                           -----------                 ----------

       Gross profit                                                          1,838,432                    654,739
                                                                           -----------                 ----------

 Operating expenses
        Salaries                                                               621,165                    147,811
        Professional fees                                                      405,790                     32,775
        Rent                                                                   114,922                     29,306
        Marketing                                                               58,168                      6,878
        Amortization of goodwill                                               294,634                          -
        Depreciation                                                            39,334                     28,213
        Other                                                                  563,409                    374,838
                                                                           -----------                 ----------
                                                                             2,097,422                    619,821
                                                                           -----------                 ----------

       Operating profit (loss)                                                (258,990)                    34,918
                                                                           -----------                 ----------

 Other income (expense)
   Equity in loss of unconsolidated subsidiary                              (1,190,198)
   Interest expense                                                           (252,631)                   (46,497)
   Interest and other income                                                    30,113                          -
                                                                           -----------                 ----------
                                                                            (1,412,716)                   (46,497)
                                                                           -----------                 ----------

 Loss before income taxes                                                   (1,671,706)                   (11,579)

 Income taxes                                                                   27,360                      1,000
                                                                           -----------                 ----------

 Net loss                                                                   (1,699,066)                   (12,579)

 Preferred stock dividends                                                    (102,270)                         -
                                                                           -----------                 ----------

 Net loss attributable to common stockholders                               (1,801,336)                   (12,579)
                                                                           ===========                 ==========


 Loss per share-basic and diluted                                          $     (0.43)                $        -
                                                                           ===========                 ==========

 Weighted average number of shares outstanding                               4,207,000                  3,400,000
                                                                           ===========                 ==========

         See accompanying notes to consolidated financial statements.

                                  ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF EARNINGS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                  (Unaudited)
                                                                             1999                      1998
 Net Sales                                                                $ 1,690,681                $  456,602

 Cost of sales                                                                818,015                   225,652
                                                                          -----------                ----------

       Gross profit                                                           872,666                   230,950
                                                                          -----------                ----------

 Operating expenses
       Salaries                                                               329,299                    68,414
       Professional fees                                                      281,912                     7,200
       Rent                                                                    80,566                     8,427
       Marketing                                                               43,484                       942
       Amortization of goodwill                                               145,774                         -
       Depreciation                                                            16,777                     8,952
       Other                                                                  222,365                   144,656
                                                                          -----------                ----------
                                                                            1,120,177                   238,591
                                                                          -----------                ----------

       Operating loss                                                        (247,511)                   (7,641)
                                                                          -----------                ----------

 Other income (expense)
   Equity in loss of unconsolidated subsidiary                             (1,190,198)
   Interest expense                                                          (185,849)                  (11,867)
   Interest and other income                                                   22,504                         -
                                                                          -----------                ----------
                                                                           (1,353,543)                  (11,867)
                                                                          -----------                ----------

 Loss before income taxes                                                  (1,601,054)                  (19,508)

 Income taxes                                                                  21,960                         -
                                                                          -----------                ----------

 Net loss                                                                  (1,623,014)                  (19,508)

 Preferred stock dividends                                                    (49,645)                        -
                                                                          -----------                ----------

 Net loss attributable to common stockholders                              (1,672,659)                  (19,508)
                                                                          ===========                ==========


 Loss per share-basic and diluted                                         $     (0.38)               $    (0.01)
                                                                          ===========                ==========

 Weighted average number of shares outstanding                              4,351,000                 3,400,000
                                                                          ===========                ==========

         See accompanying notes to consolidated financial statements.

                              ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                    CONSOLIDATED CASH FLOW STATEMENT
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                               (Unaudited)
                                                                         1999                    1998
Cash flows from operating activities:
 Net Loss                                                             $(1,699,066)             $ (19,508)
                                                                      -----------              ---------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                              39,334                 28,213
 Amortization of goodwill                                                 294,634                      -
 Amortization of note discount                                             79,844                      -
 Equity in loss of unconsolidated                                       1,190,198
  affiliate
 Common stock issued in consideration of professional fees                125,000                      -
 (Increase) decrease in accounts                                         (227,762)               (18,616)
  receivable
 (Increase) decrease in prepaid expenses and other assets                  (4,083)               (39,254)
 (Increase) decrease in inventories                                      (539,668)               (16,100)
 Increase (decrease) in accounts payable                                  760,016                (68,107)
                                                                      -----------              ---------
 Total adjustments                                                      1,717,513               (113,864)
                                                                      -----------              ---------

 Net cash provided(used) by operating activities                           18,447               (133,372)
                                                                      -----------              ---------

Cash flows from investing activities:
 Cash paid for acquisitions                                            (1,552,451)                     -
 Cash acquired from subsidiaries                                          314,334                      -
 Loans receivable-affiliate                                              (179,836)                     -
 Loans receivable-other                                                    21,320                      -
 Purchase of fixed assets                                                 (12,350)                (5,646)
                                                                      -----------              ---------

 Net cash used by investing activities                                 (1,408,983)                (5,646)
                                                                      -----------              ---------

Cash flows from financing activities:
 Net cash received (paid) on notes payable                              1,671,441                (81,760)
 Common stock issued                                                          386                    211
 Preferred stock issued                                                   175,000                      -
 Additional paid-in capital on issuance of warrants                       678,672                      -
 Additional paid-in capital on issuance of common stock                   964,614                212,058
 Preferred stock dividends                                               (102,270)                     -
                                                                      -----------              ---------

 Net cash provided by financing                                         3,387,843                130,509
  activities                                                          -----------              ---------
 Net increase (decrease) in cash and equivalents                        1,997,307                 (8,509)

 Cash and cash equivalents, beginning                                     177,246                 39,919
                                                                      -----------              ---------
 Cash and cash equivalents, Ending                                    $ 2,174,553              $  31,410
                                                                      ===========              =========

Supplemental information:
 Cash paid during the period for:
 Interest                                                             $    45,287              $  46,497
                                                                      ===========              =========
 Taxes                                                                $     2,298              $       -
                                                                      ===========              =========

         See accompanying notes to consolidated financial statements.

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 1999, totals $52,270. Preferred stock dividends declared for nine months totals $102,270. As of October 1, 1999, all dividends declared through September 30, 1999, have been paid in full.

     Earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the year. Diluted EPS is not presented because the Company had no dilutive securities outstanding at September 30, 1999. At September 30, 1999, there were 750,000 shares of common stock to be issued in connection with the NISSCO Acquisition (note 3), 50,000 shares of common stock to be issued in connection with the Superior Acquisition (note 3), and warrants to acquire 720,000 shares of common stock outstanding. These amounts have not been taken into account in the computation of earnings per share because the effect would be anti-dilutive.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.  ACQUISITIONS

     On January 1, 1999, the Company and Kandel & Son, Inc. ("Kandel"), a New York-based sanitary supply distribution company agreed to merge. Richard Kandel, the sole stockholder and chief executive officer ("CEO") of Kandel is the majority stockholder and CEO of the Company. The Company paid $1,350,000 in cash and exchanged 500,000 shares of Series A Preferred Stock for all of the outstanding common stock of Kandel. The $1,350,000 cash was distributed as follows: $684,404 went directly to Mr. Kandel, and $665,596 paid obligations of Kandel as follows: $99,914 bank line of credit, $382,353 stockholder loan owed to Mr. Kandel, and $183,329 of miscellaneous accruals. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interest, because Richard Kandel is the majority stockholder of the Company. As such, the excess of cost over book value of net assets acquired of approximately $3,377,000 will be deemed a distribution to Richard Kandel. The historical results of operations of Kandel & Son, Inc. for the period from January 1, 1998 to September 30, 1998, have been retroactively restated and included in the results of operations of Enviro-Clean of America, Inc. & Subsidiaries for the period from January 1, 1998, to September 30, 1998, in a manner similar to a pooling of interests.

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

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     The fair value of assets acquired and liabilities assumed amounted to $584,078 and $561,291 respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $2,977,213 which is being amortized over 10 years. Assets and liabilities acquired, at fair value include:

                      Cash                    $   17,259
                      Accounts receivable        507,331
                      Property & equipment        57,487
                      Other assets                 2,001
                      Accounts payable          (419,670)
                      Loans payable             (141,621)
                                              ----------
                      Net Assets                  22,787
                      Goodwill                $2,977,213
                                              ----------

                      Total consideration     $3,000,000
                                              ----------

                      Cash                    $  500,000
                      Common stock            $2,500,000

     The operations of NISSCO are included in the consolidated financial statements from January 1, 1999, the date of acquisition.

     The seller received 250,000 shares on January 15, 1999 and will receive 250,000 shares on January 15, 2000, and 500,000 shares on January 15, 2001. All shares have been valued at $2.50, the fair market value of the Company's common stock on January 1, 1999. If on January 15, 2001, the Company's Average Bid Price Per Share for the ten days preceding January 15, 2001, is not at least $5.00, the Company shall issue additional shares of common stock to the seller such that the aggregate value of the shares issued on January 15, 2001, shall be $2,500,000. The value of any contingently issuable shares has not been accounted for in the valuation of the NISSCO acquisition. Any additional shares issued would be expensed at the time of issuance.

     On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Cleaning Ideas, Inc. & Subsidiary, a Texas-based manufacturer and distributor of cleaning supplies. The aggregate purchase price for this acquisition is $3,000,000, consisting of $500,000 in cash, $900,000 in promissory notes and 320,000 shares of Series D Preferred Stock for all of the outstanding stock of Cleaning Ideas. The estimated fair market value on the acquisition date was approximately $5.50 per share. Because of a lack of trading volume or tradability, a discount of approximately 8% was taken into account when valuing the stock issued relating to the acquisition. A lower discount was used for this acquisition than was used for the other acquisition on the same date because of the higher value placed on the stock as a result of the preferred stock dividends attached to the transaction. This acquisition is accounted for as a purchase. The Series D Stock (i) pay an annual dividend of 8.75%, (ii) are convertible into Common Stock at a conversion price of $5.00 per share of Common Stock, and (iii) may be

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     redeemed at the option of the Company at any time at a redemption price of $5.00, plus any accrued and unpaid dividends per share.

     The fair value of assets acquired and liabilities assumed amounted to $982,630 and $753,620, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $2,770,990 which is being amortized over 10 years.

     Assets and liabilities acquired, at fair value, include:

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

     On August 1, 1999, the Company entered into an agreement to purchase all of the stock of Superior Chemical & Supply, Inc. a Kentucky-based distributor of cleaning supplies. The aggregate purchase price for this acquisition is $1,800,000, consisting of$400,000 in cash, $1,200,000 in promissory notes and 50,000 shares of the Company's common stock, valued at $4.00 per share. The estimated fair market value on the acquisition date was approximately $5.50 per share. Because of the lack of trading volume or tradability, a discount of approximately 25% was taken into account when valuing the common stock to be issued relating to acquisition. The common stock will be issued to the seller in installments, as defined in the agreement. This acquisition is accounted for as a purchase.

     The fair value of assets acquired and liabilities assumed amounted to $435,330 and $144,937, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of $1,509,607 which is being amortized over 10 years.

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     Assets and liabilities acquired, at fair value include:

                      Cash                    $    8,098
                      Accounts receivable        198,270
                      Inventory                  192,821
                      Property & equipment        36,141
                      Accounts payable          (127,488)
                      Loans payable             ( 17,449)
                                              ----------
                      Net Assets                 290,393
                      Goodwill                 1,509,607
                                              ----------

                      Total consideration     $1,800,000
                                              ----------

                      Cash & notes            $1,600,000
                      Common stock            $  200,000

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

4.  INVESTMENT IN AFFILIATE

     On June 29, 1999, the Company and Messrs. Kandel, Davis and Etra have invested in b2bstores.com,Inc. ("b2b"), a California-based company which designs Internet-based electronic commerce programs. b2b has assisted the Company to develop the Company's eCommerce website. The Company has entered into an agreement with b2b in which b2b will host five on-line stores at their website and the Company will receive 2-5% of the top line revenues on each product sold at such stores. Mr. Kandel, the Chairman and Chief Executive Officer of the Company, serves as Chairman of the Board of b2b. During the 9 months ended September 30, 1999, with board approval, the Company has advanced working capital loans to b2b totaling $179,836 with interest equal to 8% per annum.

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     The Company invested $6,000 in b2b, initially representing approximately 55% of the outstanding common stock of b2b. Subsequently, others have invested in b2b lowering the Company's direct interest to approximately 49% of the outstanding common stock at September 30, 1999. The Company's principal stockholder owns additional shares of b2b, such that Mr. Kandel has effective control of both companies. The Company has accounted for its direct investment in b2b on the equity method of accounting. Shares of stock sold to outsiders have been recorded as a capital contribution to the Company pursuant to Staff Accounting Bulletin Topic 5H.

     The Company has guaranteed certain debt of b2b. As of September 30, such debt is less than $45,000. Additionally, the Company is guarantor on b2b's office lease, though August, 2001, in the amount of $77,000 per year.

     Through January 17, 2000, the Company had agreed to fund b2b for amounts up to $1,500,000.

5.  NOTES PAYABLE

     On June 1, 1999, the Company received $3,000,000 in exchange for 300 units. Each unit is comprised of a $10,000 face value note. The notes are due April 1, 2002, and pay interest in arrears quarterly on the face amount, at a rate of 12.75% per annum. Issued along with each unit were warrants to purchase 2,400 shares of common stock (720,000 shares in aggregate) of the Company. The warrants are exercisable at any time after November 27, 1999, through June 1, 2003, at an exercise price of $4.25 per share. Based upon the fair value of the warrants on the date of issue, the Company has discounted the carrying value of the notes by $678,672, which represents the fair value of the warrants on the date of issue. The discount is being amortized as additional interest over the term of the notes.

     In August of 1999, a secured promissory note in the principal amount of $900,000 was issued pursuant to the stock purchase agreement of Cleaning Ideas, Inc. & Subsidiary. The note was issued to Charles H. Davis and is payable over two years in eight equal quarterly installments of $112,500 plus interest at 8 3/4% per annum. The note is secured by the assets of Cleaning Ideas, Inc. and Subsidiary, the companies acquired from him.

     In August of 1999, a promissory note in the principal amount of $1,200,000 was issued pursuant to the stock purchase agreement of Superior Chemical & Supply, Inc. The note was issued to Stephen Haynes and is payable over three years in twelve equal quarterly installments of $100,000 plus interest at 8% per annum. The note is secured by the accounts receivable and inventory of Superior Chemical & Supply, Inc., the company acquired from him.

6.  STOCKHOLDERS' EQUITY

     In January 1999, the Company issued 70,000 shares of common stock for an aggregate price of $175,000.

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

8.  STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE

     Net loss per share for the nine months ended September 30, 1999   $(.12)
     Preferred stock dividends per share                                (.03)
                                                                        -----
       Net loss per share attributable common to stockholders           (.15)
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

                                    ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                                                     1999 ACQUISITIONS
                                                        CLEANING
                                         ENVIRO-CLEAN   IDEAS             SUPERIOR
                                       OF AMERICA, INC.  INC &            CHEMICAL
                                        & SUBSIDIARIES  SUBSIDIARY       & SUPPLY, INC.    PROFORMA       PROFORMA
                                                        1/1/99-7/31/99   1/1/99-7/31/99  ADJUSTMENTS      COMBINED

 Net Sales                              $3,513,056        $2,498,214       $1,032,054     $       -      $7,043,324

 Cost of sales                           1,674,624         1,357,955          603,468             -       3,636,047
                                       -----------        ----------       ----------    ----------     -----------

       Gross profit                      1,838,432         1,140,259          428,586             -       3,407,277
                                       -----------        ----------       ----------    ----------     -----------

 Operating expenses
       Salaries                            621,165           500,228          159,678             -       1,281,071
       Professional fees                   405,790             4,197            1,060             -         411,047
       Rent                                114,922           213,811           18,990             -         347,723
       Marketing                            58,168            21,363                -             -          79,531
       Amortization of goodwill            294,634                 -                -       249,702 (a)     544,336
       Depreciation                         39,334             9,794           10,024             -          59,152
       Other                               563,409           425,777          116,166             -       1,105,352
                                       -----------        ----------       ----------    ----------     -----------
                                         2,097,422         1,175,170          305,918       249,702       3,828,212
                                       -----------        ----------       ----------    ----------     -----------

       Operating profit (loss)            (258,990)          (34,911)         122,668      (249,702)       (420,935)
                                       -----------        ----------       ----------    ----------     -----------

 Other income (expense)
       Equity in loss of
        unconsolidated subsidiary       (1,190,168)                -                -             -      (1,190,168)
       Interest expense                   (252,631)          (19,087)            (226)     (101,938)(b)    (373,882)
       Interest and other income            30,113                 -                -             -          30,113
                                       -----------        ----------       ----------    ----------     -----------
                                        (1,412,716)          (19,087)            (226)     (101,938)     (1,533,937)
                                       -----------        ----------       ----------    ----------     -----------

 Income(loss) before income taxes       (1,671,706)          (53,998)         122,442      (351,640)    $(1,954,872)

 Income taxes                               27,360             1,000           12,300             -          40,660
                                       -----------        ----------       ----------    ----------     -----------

 Net income(loss)                      $(1,801,336)       $  (54,998)      $  110,142     $(351,640)    $(1,995,532)
                                       ===========        ==========       ==========    ==========     ===========


 Basic loss per common share               $(0.43)                                                          $(0.47)
                                       ===========                                                      ===========

   Weighted average number of
       common shares outstanding         4,207,000                                                        4,257,000
                                       ===========                                                      ===========

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

     On October 27, 1999, the Company signed a definitive agreement to purchase all the capital stock of June Supply-San Antonio, Inc. ("June") located in San Antonio, Texas, for approximately $4,800,000 in cash, promissory notes and common stock of the Company. June is a leading distributor of industrial equipment, janitorial supplies and light bulbs. June operates four locations in San Antonio, Dallas, McAllen and Corpus Christi, Texas. The Company has plans to open a fifth location during the first quarter of The acquisition, if consummated, will be accounted for as a purchase. In October 1999, acquisition deposits of $400,000 were disbursed to the stockholders of June.

     The Company's additions to plant and equipment will be incident to the acquisitions that have been previously discussed. If the Company is successful in completing its acquisitions as planned, the number of employees of the Company, including its subsidiaries, could expand to as many as approximately 250 by the end of calendar 2000.

     Results of Operations

     The historical results of operations of Kandel & Son, Inc. for the period from January 1, 1998, to September 30, 1998, have been retroactively restated and included in the results of operations of Enviro-Clean of America, Inc. & Subsidiaries for the period from January 1, 1998, to September 30, 1998, in a manner similar to a pooling of interests.

     Results of operations for the nine-month period ended September 30, 1999 and 1998:

     The net sales increased $2,137,003 for the nine-month period ended September 30, 1999 ("1999") as compared to the nine-month period ended September 30, 1998 ("1998") from $1,376,053 to $3,513,056. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 1999. NISSCO was acquired in January1999, while Cleaning Ideas and Superior were acquired in August 1999. Net sales of Kandel & Son are comparable for each period, as both price and volume remained relatively constant.

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

     The operations of the Company for the nine-month period ended September 30, 1998, have been restated to include the operation of Kandel as if the acquisition had occurred prior to January 1, 1998.

     Results of operations for the three-month period ended September 30, 1999 and 1998:

     The net sales increased $1,234,079 for the three-month period ended September 30, 1999 ("1999") as compared to the three-month period ended September 30, 1998 ("1998") from $456,602 to $1,690,681. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 1999. NISSCO was acquired in January1999, while Cleaning Ideas and Superior were acquired in August

     1999. Net sales of Kandel & Son are comparable for each period, as both price and volume remained relatively constant.

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

     The operations of the Company for the three-month period ended September 30, 1998, have been restated to include the operation of Kandel as if the acquisition had occurred prior to January 1, 1998.

     Liquidity and Capital Resources

     The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the nine-month period ended September 30, 1999, the Company issued a total of 386,000 shares of Common Stock for $965,000. In addition, as of June 1, 1999, the Company issued $3,000,000 of 12.75% promissory notes due April, 2001. Attached to the notes were common stock warrants. The Company's only significant use of cash was the balance of cash paid for acquisitions of $1,552,451.

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

     The Company's board has approved working capital loans to its affiliate b2bstores.com, Inc. The board has approved advances up to an aggregate of $1,500,000 with interest at 8% per annum. Through September 30, 1999, total advances have been $179,836. Although there is no due date the Company anticipates the balance will be advanced within the next twelve months. The Company anticipates all advances to be repaid upon an IPO of b2bstores.com, Inc. prior to September 30, 2000.

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


ITEM 5.  Other Information and Subsequent Events

     On December 16, 1999, Enviro-Clean of America, Inc. (the "Company") consummated the acquisition of June Supply-San Antonio, Inc., a Texas corporation ("June Supply"), pursuant to the Stock Purchase Agreement entered into on October 27, 1999, among June Supply and June Supply Corp., a Nevada corporation and a wholly owned subsidiary of the Company formed specifically for the purposes of effecting the acquisition of June Supply ("JSC"), and Michael Rose and Alan Stafford as the only shareholders of June Supply (the "Shareholders").

     Upon closing, June Supply was merged with and into JSC and JSC remains a wholly owned subsidiary of the Company. In consideration of their agreement to the transaction, the Shareholders received the following consideration from the
Company: (i) $ 2,264,951 in cash (the "Cash Payment"), including $400,000 paid as a deposit (the "Deposit") upon the signing of the Stock Purchase Agreement,
(ii) 100,000 shares of the Company's common stock, par value $.001 (the "Purchase Price Shares"), and (iii) two secured promissory notes, one payable to

Michael Rose and one payable to Alan Stafford, each in the principal amount of $587,500, payable in twelve equal quarterly principal payments of $48,958.33, bearing interest at a rate equal to the prime rate of Chase Manhattan Bank, N.A. at the closing per annum and maturing three years from its date of issuance (the "June Notes").

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

     This acquisition is financed partially through the Company's working capital; however, the majority of funding is being provided through proceeds from a private placement of securities.

     Pursuant to the Agreement, JSC entered into employment agreements with Michael Rose, as President, and Alan Stafford, as Vice-President, each for a period of five years. Under the employment agreements, Michael Rose and Alan Stafford are to be paid a base salary of $50,000 with additional earn-out bonuses as described in the Agreement. Both contracts provide that if Mr. Rose's or Mr. Stafford's employment is terminated by JSC for cause (as defined in the employment agreement), he is not entitled to any severance compensation. In the event of termination without cause, both Mr. Rose and Mr. Stafford would be entitled to severance compensation in an amount ranging from six weeks' pay to twelve months' pay, depending on the length of service prior to the termination.

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

     Details of the acquisition and subsequent merger can be viewed in the Company's Current Report on Form 8-K filed on November 10, 1999 and as amended on January 11, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, any footnote and exhibits which were previously filed are incorporated by reference.

Exhibit No.                         Description
-----------  ----------------------------------------------------------------
 2(i) Stock Purchase Agreement among Enviro-Clean of America, Inc., Enviroacq I Co. and Kandel & Son dated as of January 1, 1999 (Exhibit 2(i)). (1)

 2(ii)         Stock Purchase Agreement among Enviro-Clean of America, Inc.
               Enviroacq II Co. and NISSCO/Sunline, Inc. dated as of January 1, 1999 (Exhibit 2(ii)). (1)

 2(iii) Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Exhibit 2(i)). (2)

 2(iv) Stock Purchase Agreement among Enviro-Clean of America, Inc., SCS Acquisition Corp., Superior Chemical & Supply, Inc. and Stephen Hayes (Exhibit 2(iii)). (2)

 2(v) Stock Purchase Agreement among Enviro-Clean of America, Inc. , June Supply Corp., June Supply-San Antonio, Inc. and Michael Rose and Alan Stafford dated as of August 31, 1999 (Exhibit 2(i)). (4)

 3(i)          Articles of Incorporation of the Company (Exhibit 3(i)). (1)

 3(ii)         By-Laws of the Company (Exhibit 3(ii)). (1)

 4(i) Certificate of Designation for the Company's Series A Stock (Exhibit 4(i)). (1)

 4(ii) Certificate of Designation for the Company's Series E Stock (Exhibit 4(ii)). (1)

 4(iii) Subscription Agreement between the Company and Steven C. Etra regarding the purchase and sale of the Series E Stock (Exhibit 3(iii)). (3)

 4(iv) Certificate of Designation for the Company's Series D Preferred Stock (Exhibit 4(i)). (2)

 4(v) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Exhibit 3(v)). (3)

Exhibit No.                         Description
-----------  ----------------------------------------------------------------

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

 4(ix) Security Agreement between the Company and Stephen Haynes (Exhibit 2(i)). (2)

 4(x) Registration Rights Agreement among the Company, Charles H. Davis and Randall K. Davis (Exhibit 4(ii)). (2)

 4(xi) Pledge and Security Agreement between the Company and Michael Rose (Exhibit 2(ii)). (4)

 4(xii) Pledge and Security Agreement between the Company and Alan Stafford (Exhibit 2(iii)). (4)

 27(i)         Financial data schedule (Exhibit 27(i)). (5)

_______________________________
(1) Incorporated by reference to the Company's Form 10-SB filed with the Commission on June 16, 1999.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 3, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 10-SB/A filed with the Commission on October 22, 1999.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 10, 1999.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 15, 1999 and as amended on December 8, 1999.

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

January 28, 2000                  Enviro-Clean of America, Inc.

                                  By: /s/ RICHARD KANDEL
                                      -----------------------------------------
                                      Richard Kandel, Chairman of the Board and
                                      Chief Executive Officer