Form 10KSB40
period 1999-12-31
ENVIRO CLEAN OF AMERICA INC
filed 2000-04-14
CIK 1052341

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

Mark One
--------

   X      Annual report pursuant to Section 13 or 15(d) of the Securities
 -----
          Exchange Act of 1934 for the fiscal year ended December 31, 1999

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number 0-26433
                         ENVIRO-CLEAN OF AMERICA, INC.
                (Name of Small Business Issuer in Its Charter)


              NEVADA                                       88-0386415
   (State or other jurisdiction                (IRS employer identification no.)
of incorporation or organization)

                                211 Park Avenue
                          Hicksville, New York 11801
         (Address of principal executive offices, including ZIP Code)

                                (516) 931-4455
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.001 PAR VALUE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  Yes   X      No ____
           ------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                ----

     State the issuer's revenues for its most recent fiscal year:  $7,281,408

     As of April 12, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity. (See definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately $10,093,935 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of April 13, 2000 was 5,422,195.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on June 14, 2000, are incorporated by reference into Part III of this Form 10-KSB.


     Transitional Small Business Disclosure Format (check one):
Yes ______                No   X
                             -----

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                                                Page
                                                                                               Number
PART I.
     Item 1.  Description of Business.....................................................     2
     Item 2.  Description of Property.....................................................    17
     Item 3.  Legal Proceedings...........................................................    17
     Item 4.  Submission of Matters to a Vote of Security Holders.........................    17

PART II.
     Item 5.  Market for Common Equity and Related
                   Stockholder Matters....................................................    18
     Item 6.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..............................................    23
     Item 7.  Financial Statements........................................................    26
     Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................................    26

PART III.
     Item 9.  Directors and Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act......................    27
     Item 10.  Executive Compensation.....................................................    27
     Item 11.  Security Ownership of Certain Beneficial Owners and Management.............    27
     Item 12.  Certain Relationships and Related Transactions.............................    27

     Item 13.  Exhibits and Reports on Form 8-K...........................................    27

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)         Business Development

     Enviro-Clean of America, Inc. (the "Company") was incorporated in Nevada on December 9, 1997 for the purposes of engaging in the marketing and distribution of sanitary supplies and related paper products.

     As of January 15, 1999, the Company completed the acquisition of Kandel & Son, Inc. ("Kandel & Son"), a New York-based sanitary supply distribution company. Prior to the acquisition, Richard Kandel, who is the Chairman of the Board and Chief Executive Officer of the Company, was also the President and sole stockholder of Kandel & Son. Kandel & Son distributes approximately 1,000 janitorial and sanitary products to customers in the New York metropolitan area.

     As of January 15, 1999, the Company completed the acquisition of NISSCO/Sunline, Inc. ("NISSCO"), a Florida-based marketing group which acts as purchasing agent for a buying group consisting of over 170 sanitary/janitorial supply companies and NISSCO's NIPPCO division, which is a buying group for over 100 paper products distributors (NIPPCO and NISSCO are collectively referred to as "NISSCO"). Thomas B. Haines, a former director of the Company, was the sole stockholder of NISSCO immediately prior to the acquisition.

     NISSCO derives its revenues in the form of rebates from manufacturers of products ordered by distributors who are members of the NISSCO buying program. Manufacturers of cleaning products generally rebate 5% of the gross amount of orders, to be divided between the buying agent (such as NISSCO) and the distributor. Generally, NISSCO passes on an amount equal to 2% of the gross orders to the distributors generating the order and retains 3% as NISSCO's commission. Members of the NISSCO group purchase approximately $45 million in products each year.

     NISSCO and Kandel & Son are wholly owned subsidiaries of the Company. The Company has not integrated the operations of NISSCO and Kandel & Son, nor does the Company intend to do so in the foreseeable future, as they occupy different niches in the marketplace. Prior to the acquisitions of Kandel & Son and NISSCO, the Company was engaged solely in strategic planning and development activities and sold no products or services during that time.

     In August, 1999, the Company acquired Cleaning Ideas, Inc. and its wholly owned subsidiary, Sanivac, Inc., which does business under its own name, as well as under the trade name "Davis Manufacturing Company" (collectively, "Cleaning Ideas"). In connection with the acquisition, Cleaning Ideas was merged into a wholly owned subsidiary of the Company specifically formed for this purpose.
The new subsidiary has succeeded to the business of Cleaning Ideas and has been renamed "Cleaning Ideas Corp." ("CIC").

     CIC is a San Antonio, Texas based manufacturer and distributor of cleaning supplies, with a particular focus on chemical-based products. CIC has been in business for over 70 years and gives the Company a geographic presence in the Southwestern United States. Under the Davis Manufacturing name, CIC manufactures over 300 products for distribution. CIC operates 12 retail cleaning supplies stores that sell products bearing the "Cleaning Ideas" private label brand name. The retail stores focus on selling industrial quality products to consumers and small businesses. Prior to its acquisition, Cleaning Ideas was owned by Randall K. Davis, President and Director of the Company, Charles H. Davis, who is the father of Randall K. Davis, and Carolyn Davis, who is the mother of Randall
K. Davis.

     On August 17, 1999, the Company acquired Superior Chemical & Supply, Inc. ("Superior"), a Bowling Green, Kentucky-based distributor of cleaning supplies. Prior to the acquisition of Superior, Stephen Haynes, who remains as the President of Superior, was the sole stockholder of Superior. Superior operates three locations within the state of Kentucky and distributes over 1,000 product items to approximately 300 customers statewide.

     The material terms and conditions of the Cleaning Ideas and Superior acquisitions are summarized in the Company's Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on November 3, 1999 and as amended on October 29, 1999 and December 8, 1999.

     On December 16, 1999, the Company acquired June Supply-San Antonio, Inc., ("June Supply"). Michael Rose and Alan Stafford, the former stockholders of June Supply, remain as the President and the vice president of June Supply. June Supply sells janitorial goods to various customers throughout the state of Texas. The material terms and conditions of the June Supply acquisition are summarized in the Company's Report on Form 8-K filed with the SEC on November 10, 1999 and as amended on January 11, 2000.

     The Company continues to research the cleaning supplies industry, identifying and categorizing potential acquisition targets by size of revenues, geographic market and products distributed. The Company uses the results of this on-going research to further refine its business plan, rate potential acquisition targets according to their potential fit with the Company's plans and develop financial projections regarding the capital needs of the Company. Management also identifies attractive acquisition targets through advertising in trade publications, by word-of-mouth within its industry, by attendance at industry trade shows and through additional research. Management believes that the costs of identifying acquisition targets will not be material, especially in light of the substantial overlap between the expenditures for these activities and those of general marketing expenses. For example, trade publication advertising and trade show attendance are also core marketing activities and, as such, would also be included in the Company's basic marketing budget.

     While it is impossible to predict the effect that any acquisition will have on the ability of the acquired company to retain its existing customers, the Company believes it is taking all reasonable efforts to ensure that its acquired companies can continue to compete for the business of its existing customer base.

     As the Company believes that much of the competition in its industry tends to focus on services, the Company intends to expand substantially the range of services offered by its acquired companies. A key element of the plan is the Company's proposal to link together with the Company, each of its acquired companies and selected customers directly with a central Internet-based ordering system to be developed by the Company. This system will allow the Company to place orders with its master distributors electronically, eliminating paper, postage and fax costs and allowing for instant ordering. The Company's initial system is currently in the process of being implemented and is designed to expand modularly with the addition of acquired companies. The Company also intends to distribute CD-ROM based catalogs to its distributors and customers to enhance the ordering capability of those who do not wish to order over the Internet. Management of the Company believes that this Internet-based and electronic ordering system will lower the effective costs of sales relative to the cost of sales under traditional product and ordering systems that rely principally upon printed catalogs and purchase orders or telephone orders.

(b)  Business of Issuer

     The Company is a holding company, the principal assets of which are all the issued and outstanding capital stock of Kandel & Son, NISSCO, CIC, Superior and June Supply (collectively, these companies are sometimes referred to as the "Subsidiaries"). Through the Subsidiaries, the Company engages in the manufacturing, purchasing, marketing and distribution of janitorial and sanitary supplies and related paper products. The Company plans to continue in its acquisition of additional janitorial/sanitary product businesses across the United States and to establish management controls and systems to enable the combined companies to realize substantially greater growth and profitability than each achieve under current ownership and management. The Company may also consider acquisition targets in Canada.

     A.     The Market for the Company's Products

     The market for sanitary/janitorial supplies and services in the United States is substantial. According to the International Sanitary Supply Association's most recent survey in 1997, the sanitary/janitorial distribution industry had $16.7 billion in sales. This figure represented a 10.4% increase over the corresponding figures for 1995. According to the survey, the sale of paper and plastics for 1997 was approximately $6.6 billion, followed by the sale of chemical products (cleaners, degreasers, etc.) at $6.1 billion. Janitorial supplies and accessories were the third largest segment of the market with sales measured to be approximately $1.9 billion.

     The Company believes that the market for janitorial products has grown due to the growth of the economy in general and an increasing concern of building owners and managers for health and safety. The Company also believes that the overall market is growing due to increasing customer demands for a greater variety of products and services, including contract cleaning, training and education.

     According to the same survey, industrial and manufacturing companies account for the largest customer group for janitorial goods with $3.6 billion in aggregate purchases, followed by commercial property owners and educational institutions at nearly $2 billion each, and next followed by health care companies at nearly $1.6 billion. Additional market opportunity exists with respect to sales to restaurants/clubs, retail establishments, residential properties, government, recreational facilities, transportation companies, hotels/motels, and religious facilities.

     B.     Industry Structure and Trend

     The Company believes that the sanitary/janitorial supply industry is undergoing a period of consolidation. The Company believes that due to the large number of small companies in the industry, and the presence of only a few large enterprises, there exists an opportunity to consolidate the market. There are a few large companies engaged in the business of supplying and distributing sanitary/janitorial supplies, but their consolidation efforts have been targeted at relatively large companies with $50 million or more in annual revenues. Despite this activity, the Company believes that there is currently no one dominant player in the industry.

     In this environment, management recognizes that there are a significant number of small, profitable sanitary/janitorial supply companies that may be desirable acquisition targets for consolidation. These small companies may be receptive to acquisition offers because they are currently facing difficult competition from the larger companies, as well as those companies that are increasing in size through the on-going consolidation in the industry. Though smaller in size, these companies can often successfully compete in their region with the larger suppliers and service providers by offering greater levels of service and niche products not offered by the larger competitors. However, the Company believes that these smaller companies are increasingly feeling the competitive pressure from larger companies who are able to offer lower prices and take advantage of economies of scale. Additionally, many of these small companies are family-owned businesses that lack the depth and breadth of management and financing skills, marketing expertise, resources, and access to productivity enhancing technology necessary to expand their businesses further.

     Management believes that consolidation in the janitorial/sanitary supply industry will continue at a rapid rate for the foreseeable future due to industry characteristics including: (i) economies of scale that drive profitability, (ii) need for compliance with government regulations for safety and the environment, (iii) advantages of vertical integration; and (iv) the increased application of technology to monitor inventory, delivery schedules, ordering and related activities.

          (1) Economies of Scale

          By consolidating businesses, the Company may be able to reduce its costs by eliminating costly repetitive services and increase profit by obtaining cheaper per unit costs. For example, delivery costs of janitorial supplies tend to make up a substantial percentage of cost of goods sold. By consolidating small companies, the Company can reduce delivery costs by shipping in bulk and negotiating lower delivery fees or investing in a delivery system of its own. In addition, the Company estimates that only 3% of the total cost of cleaning service relates to the costs of materials sold; the rest is labor, sales, marketing and delivery expenses. Thus, from the economic viewpoint of the Company's current or potential customers, the suppliers' efficient delivery of value-added service is becoming increasingly important, especially concerning training and education to reduce the customers' labor costs.

          (2) Compliance with Government Regulations

          There are a number of government agencies that set standards and regulations on the use and handling of chemical products and for sanitary conditions. Included in these agencies are the Occupational Safety and Health Administration (OSHA) which regulates chemicals related to occupational safety, the Environmental Protection Agency (EPA) chartered to protect land, air, and water, and the Consumer Product Safety Commission (CPSC) which regulates the use and labeling of chemicals and products. These agencies issue rulings that directly affect the practices and purchases of the sanitary/janitorial supplier's customers. Maintenance and distribution of many of the industry's products are subject to extensive regulation at the federal, state and local levels.

          With the continuous change in the regulations being imposed upon the janitorial and cleaning supplies industry, the individual companies in the industry, in particular the small to mid-size companies, are likely to experience an increase in costs in their compliance programs. The Company believes that consolidation is being fueled in part by a consolidated company's ability to finance such compliance programs and the reduction in expense through allocation of the expense throughout the consolidated company. In addition, a consolidated company may have the resources available to hire environmental consultants in order to assist it in complying with the environmental laws and regulations as they are continuously enacted.

          (3) Advantages of Vertical Integration

          The Company believes that the consolidation of the industry is also being fueled by the push toward integrated supply. Distributors are looking to simplify the purchasing process and reduce the number of suppliers with which they must interact. This has two key effects. First, it provides opportunities for distributors to reach geographically dispersed customers, thereby expanding its markets and market share. Second, it fuels the acquisition trend as large wholesale distributors look to expand their product lines. By acquiring a manufacturing company, a distributor may increase the number of products it may offer because, in addition to the large number of products manufacturers may produce, many manufacturers carry unique products they have developed which are not carried by other manufacturers.

          (4)  Application of Technology

          The janitorial/sanitary supply industry, as is true with most wholesale distributors, is just beginning to embrace the application of technology to improve operations and service levels. The most notable technology opportunities concern the Internet. Again, the Company believes that the ability of a consolidated company to pool revenues to explore cutting edge technologies available will spur such consolidation. The Company plans to embrace the use of the Internet to better achieve its goals and to secure its position as a competitive element in the janitorial/sanitary supply market.

          The emergence of the Internet, as a low cost, ubiquitous communications channel, has created significant opportunities for those willing to embrace this new channel. It affords the opportunity to reach manufacturers and customers more efficiently and streamline the acquisition process. The Company estimates that most sanitary supply manufacturers have Internet access, yet less than half of the distributors are on-line. The Internet allows customers to keep up-to-date on product offerings, order products more efficiently, and obtain valuable information regarding product use and safety. The Company intends to implement a company-wide, Internet based network linking its distributors with the Company. The Company also intends to reach retail customers through an Internet-based electronic commerce program that would allow consumers to order products through the Company's web site by using credit cards and receive next-day delivery through a nationally recognized overnight carrier service.

          The Company plans to implement its eCommerce program in four phases with the goal of fully implementing such program by January 1, 2001. During the first phase, the Company retained Telcom.net, an Internet web site developer, to implement the Company's initial informational web site http://www.evclean.com in July of 1999. In addition, the Company entered into an agreement with b2bstores.com, Inc. ("b2bstores"), a California-based designer and producer of Internet-based electronic commerce programs and on-line "stores." Pursuant to the agreement ("b2bstores Agreement"), b2bstores has implemented the Company's initial eCommerce web site (http://www.b2bgoods.com).

          The Company, Richard Kandel ("Kandel"), Randall Davis ("Davis") and Steven Etra were the principal stockholders of b2bstores prior to its initial public offering on February 15, 2000. Since its inception in June 1999 until the initial public offering, b2bstores' working capital requirements had been satisfied through capital contributions made by the Company, Kandel, Davis and Mr. Etra and loans made to it by the Company. In June 1999, the Company, Kandel, Davis, Mr. Etra, and others purchased an aggregate of 3,410,000 shares of b2bstores common stock for $27,500 in the form of $11,000 in cash and the transfer to b2bstores of all of their rights, title and interest in www.b2bstores.com and all related assets, including intellectual property.

          In June, July, November, December 1999 and January 2000, the Company made loans to b2bstores in the aggregate principal amount of approximately $1,199,836. These loans carried an interest rate of 8% per annum and were paid in full on February 18, 2000. In August 1999 in a private offering by b2bstores, Kandel purchased 66,666 shares at $1.88 per share, Kandel and Son Profit
Sharing Plan, of which Kandel is the trustee, purchased 100,000 shares at $1.88 per share, Steven Etra purchased 92,000 shares at $1.88 per share, and SRK Associates, Inc., a company controlled by Steven Etra, purchased 10,667 shares at $1.88 per share.

          B2bstores completed its initial public offering on February 15, 2000 in which it issued 4,000,000 shares of its common stock. Immediately before the b2bstores' initial public offering of February 15, 2000, the Company owned 2,000,000 shares of the b2bstores common stock, constituting approximately 49.7 % of the total outstanding b2bstores common stock while Kandel, Davis and Steven Etra each owned additional 1,233,333 shares (30.7%), 333,333 shares (8.3%) and 169,334 shares (4.2%) of b2bstores common stock, respectively.

          On February 15, 2000, Steven Etra purchased 30,000 shares and Gemini Capital LLC, a company in which Steven Etra is an officer, director, and minority stockholder, purchased 3,500 shares of b2bstores' common stock at $8.00 per share as part of the initial public offering. Also on February 15, 2000, after trading of b2bstores' registered shares commenced, Steven Etra purchased 2,000 shares at $7.625 per share. On February 25, 2000, Lances Property Development Pension Plan, a company 50% owned by Steven Etra, purchased 1,000 shares of b2bstore common stock at $12.625.

          On March 13, 2000, after the public offering of b2bstores common stock, and the additional purchases of b2bstores' common stock by Steven Etra and his affiliates, the Company, Kandel, Davis, and Steven Etra each owned approximately 24.9%, 15.4%, 4.1% and 2.5% of the outstanding b2bstores common stock, respectively.

          The Company, Kandel, Davis, and Steven Etra entered into lock-up agreements (the "Lock-Up Agreements") in favor of Gaines Berland, Inc. and Nolan Securities, Inc. (the "Underwriters") in connection with the b2bstores' initial public offering, which restricted certain dispositions of the shares which were beneficially held by the Company, Kandel, Davis, and Steven Etra immediately prior to the initial public offering for a one year period commencing February 15, 2000. On March 14, 2000, the Underwriters granted a waiver under the Lock-Up Agreement to permit the Company to sell 1,000,000 of its 2,000,000 shares. Upon receiving the waiver, the Company sold 1,000,000 shares of the Common Stock in a private placement to ZERO.NET, Inc., a Delaware corporation, at $7.00 per share for an aggregate of $7,000,000. The shares purchased by ZERO.NET, Inc. will also be subject to a twelve month lock-up agreement. After the Company's sale to ZERO.NET, Inc., the Company owned 1,000,000 shares of the b2bstores' common stock, constituting 12.5% of the total outstanding b2bstore common stock as of March 20, 2000. The sale of the 1,000,000 shares of b2bstores common stock is described in the Company's Current Report on Form 8-K filed with the SEC on March 20, 2000.

          The Company has also guaranteed some of b2bstores obligations to certain vendors. As of March 20, 2000, b2bstores owed in aggregate less than $10,000 to such vendors to whom the Company provided guarantees. The Company has also guaranteed b2bstores lease. B2bstores annual lease payments under the lease total $75,000. The b2bstores' lease expires on August 31, 2001. The Company received no compensation or other consideration for acting as b2bstores' guarantor.

     C.     The Company's Products, Sales and Marketing

     Kandel & Son distributes approximately 1,000 janitorial/sanitary products to customers in the New York City metropolitan area, where it has been in business for 48 years. NISSCO serves as the purchasing agent for a nationwide network of distributors consisting of over 270-member sanitary/janitorial supply and related paper products companies which account for over $45 million in annual purchases of janitorial/sanitary supplies and related paper products. CIC is a San Antonio- based regional manufacturer, distributor and retail vendor of cleaning supplies to customers located within Southern Texas. Superior operates three distribution centers within the State of Kentucky from which it distributes cleaning products. June Supply is a distributor of janitorial goods with various customers throughout the state of Texas. The Company has not integrated the operations of the Subsidiaries, nor does the Company intend to do so in the foreseeable future, as they occupy different geographic market niches.

         In the aggregate, the multiple combined businesses of the Company distribute over 1,200 products to over 1,000 customers directly in New York, Texas and Kentucky and, through NISSCO, throughout all 50 states. The Company competes principally on the basis of price and value-added services such as next-day delivery, training, customer support and technological innovation in distribution.

         Products distributed by the Subsidiaries are generally shipped by truck or other common carriers to local distributors who keep an inventory of the most popular products. Less commonly ordered products can be shipped via UPS or other delivery service for next day delivery or by the same common carriers for less time-sensitive deliveries. Products ordered by customers over the Internet will be shipped to such customers directly by the Company's master distributors, which maintain regional distribution centers across the United States. The Company conducts its businesses with the master distributors through customary purchase orders.

         The Company purchases products, through master distributors, from a wide variety of manufacturers. Master distributor refers to a large distributor with national or regional distribution capabilities. Master distributors the Company uses include Bunzl/Papercraft, TEC Products, Inc., La Gass Bros., Inc. and Sweet Paper Company. The Company believes that virtually all of its products are available from multiple sources and the loss of one or even several sources would not have a material adverse effect on the Company's business. Further, the Company does not have any ongoing or long-term contractual obligations with any local or master distributors. Similarly, the Company sells to over 1,000 customers, none of which accounts for more than 3% of the Company's sales on an annual basis. Accordingly, the Company is not overly dependent on any one or few customers. NISSCO acts as purchasing agent for a nationwide network of distributors. NISSCO derives its revenues from a 5% rebate from manufacturers on all purchases made by group members. NISSCO shares this rebate with its distributors, passing on 2% of the aggregate rebates to the distributors.

         D.       Competition

         The market for janitorial/sanitary supplies has only a few large, well-capitalized competitors and consists of a large number of small companies servicing local and regional markets. The larger suppliers in the industry include:

                  Unisource Worldwide
                  W.W. Grainger
                  Corporate Express
                  ResourceNet International
                  Waxie Sanitary Supply

         Most of these corporations have multiple divisions, with one of those being in the sanitary/janitorial supply industry. The Company is not currently a significant competitor in the industry in terms of annual sales, and its market share is negligible. However, the Company believes that, through an aggressive plan of acquisitions, it can become a significant industry competitor within 18 months to two years. There can, of course, be no assurance that the Company will be successful in identifying attractive acquisition targets, negotiating advantageous acquisition terms or obtaining the financing necessary to sustain growth through acquisitions. Failure of the Company to achieve any one of these goals could force it to substantially curtail its acquisition plans. If the Company were forced to do so, it would focus its activities on attempting to foster internal sales growth and profitability, but such growth would be much slower than under the Company's current plans and the Company's plan to become a significant industry leader could be in jeopardy.

         The Company believes that, while the larger distributors are the main competition in the industry, many of the independent janitorial/sanitary supply distributors still maintain a healthy and profitable local market share. Competition is, however, forcing prices down and leaving the independently run companies more vulnerable. With the market being serviced by what the management considers only a few large competitors, most of the overall market, based on total sales, is divided among a large number of smaller competitors.

         B2bstores sells through the Internet many of the same janitorial/sanitary products and other office supply products that the Company sells through its web site. Therefore, b2bstores may be deemed a competitor of the Company in that regard. The Company has agreed with b2bstores that, in connection with its eCommerce program, the Company will sell its products on the Internet only through the b2bgoods.com or the b2bstores.com site and that it will not sell on its web site any products other than its current products, until it owns less than 10% of b2bstores' outstanding common stock.

         Kandel, the Chairman and Chief Executive Officer of the Company, serves as the chairman of the board of b2bstores. He has entered into a three-year employment agreement with b2bstores, effective November 1999. Pursuant to the terms of such agreement, Kandel will be required to devote 50% of his business time to the operations of b2bstores. Kandel's position as a director, officer and stockholder of each of the Company and b2bstores may create or appear to create potential conflicts of interest when he is faced with decisions that could have different implications for the Company and b2bstores. These decisions may relate to:

               .   potential acquisitions of businesses;

               .   intercompany agreements;

               . the establishment of e-commerce marketing arrangements and other areas of competition;

               .   the issuance or disposition of securities; and

               .   the election of directors.

         Given Kandel's roles with both the Company and b2bstores and the potentially competitive position of each business, he may not always be able to align his interest with the interests of both businesses. Kandel will refrain from participating in any decision or other action as a director or officer of either company if it presents such a conflict of interest.

         In addition, Davis, President and Director of the Company, and Steven Etra, Secretary, Treasurer and Director of the Company, hold 4.1% and 2.5% respectively of the b2bstores common stock as of March 20, 2000. Davis's and Steven Etra's positions as directors, officers, and stockholders of the Company and as stockholders of b2bstores may create or appear to create potential conflicts of interest when they are faced with decisions that could have different implications for the Company and b2bstores. Both Davis and Steven Etra will refrain from participating in any decisions or other actions as directors or officers of the Company if it presents such a conflict of interest.

         E.       Acquisition Program

         The Company's objective is to build a strong presence in the janitorial/sanitary supplies distribution industry at a middle market level through the implementation of the Company's acquisition program. In the first stage of its acquisition program, the Company intends to acquire approximately six to eight sanitary supply distributors, which fit the Company's profiles for suitable acquisition targets. According to the Company's target profile, a suitable acquisition target will:

               .  have annual revenue in the $2 million to $10 million range;

               .  have net pre-tax profits of at least 10% of gross revenue; and

               . have management whose key members have expressed their willingness to work for the Company on long-term basis.

         There can be no assurance that the Company will obtain any additional financing on terms satisfactory to it. The failure of the Company to obtain additional financing will have a materially adverse effect on its ability to implement its acquisition strategy.


         F.       Trademarks

         The Company has no trademarks, patents or other licenses that are material to the conduct of its business.

         G.       Research and Development

         The Company has no material research and development expenses.

         H.       Employees

         The Company, through the Subsidiaries, currently employs approximately ninety (90) full-time employees. Four of the Company's drivers and warehousemen are members of various collective bargaining units, with contracts extending to September 1, 2001. The Company has not experienced any work stoppages and believes its relationships with its employees are satisfactory.

         I.       Governmental Regulations

         There are a number of government agencies that set standards and regulations on the use and handling of chemical products and for sanitary conditions. Included in these agencies are the Occupational Safety and Health Administration (OSHA) which regulates chemicals related to occupational safety, the Environmental Protection Agency (EPA) chartered to protect land, air, and water, and the Consumer Product Safety Commission (CPSC) which regulates use and labeling of chemicals and products. These agencies issue rulings that directly affect the practices and purchases of the sanitary/janitorial supplier's customers.

         Maintenance and distribution of many of the Company's products are subject to extensive regulation at the federal, state and local levels. In particular, the Company is subject to regulations involving storage of hazardous materials promulgated by the Federal Environmental Protection Agency and the Occupational Safety and Health Act. As such, the Company's business is dependent upon continued compliance with governmental regulations regarding the operations of the Company's facilities. The Company believes that it is in substantial compliance with all such regulations that are applicable to its business. However, failure to maintain and demonstrate compliance with all such regulations could result in the preclusion of handling certain product lines, result in mandated clean up expenditures, and could have a material adverse effect on the business and prospects of the Company.

         The costs to the Company of complying with environmental regulations are not material.

(c)      Risk Factors

         The Company's business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not known to the Company or that the Company currently deems immaterial may also have a material adverse effect on the Company. If any of the following risks actually occur, the Company's business, financial condition and results of operations could be materially and adversely affected.

         A.       Limited Operating History

         The Company and the businesses the Company has acquired since January, 1999 have been operating as separate entities with a certain degree of operating autonomy. To properly manage the enterprise on a profitable basis, the Company must institute certain necessary common systems and procedures. To facilitate common management, the Company intends to integrate the computer, accounting, and financial reporting systems, and certain of the operational, administrative, banking, and insurance procedures of the businesses the Company acquires. However, the Company cannot be certain that it will successfully institute these common systems and procedures. In addition, the Company cannot be certain that its recently assembled management group will be able to successfully manage the businesses the Company acquires. Further, the Company cannot be certain that the recently assembled management team will be able to successfully manage the businesses it acquires as a combined entity and effectively implement its operating or growth strategies.

         The Company has a limited operating history as a combined entity upon which to evaluate the performance and prospects of the Company. There can be no assurance that the combined entities will operate profitably, that management of the Company will be successful in implementing the Company's business plan, in identifying attractive acquisition candidates, in negotiating acquisitions at prices advantageous to the Company or at all, in building the corporate infrastructure to support operations at the levels called for by the Company's business plan, and in concluding a successful sales and marketing plan to attain significant penetration of the market for its products. There can be no assurance that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

         B.        Substantial Leverage and the Ability to Service Debt

         The Company is highly leveraged, with substantial debt service in addition to its ongoing operating expenses and planned capital expenditures. The Company's level of indebtedness will have several important effects on its future operations and could have important consequences to holders of the Company's Common Stock, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent on the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is not able to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

         A portion of the Company's outstanding debt includes a large portion of the remaining principal outstanding under a promissory note in the original principal amount of $900,000 dated August 1, 1999, between the Company and Charles H. Davis, father of Randall K. Davis, President and a Director of the Company, executed by the Company in connection with the acquisition of CIC (the "Davis Note"). Repayment of the Davis Note is secured by a security interest in all accounts receivable, inventory, accounts or proceeds resulting from dispositions of accounts receivable and inventory of CIC (the "Non-Stock Collateral"), and all the capital stock of CIC (the "Stock Collateral"). Pursuant to a Pledge and Security Agreement dated as of August 1, 1999, in the event of a default in any payment on the Davis Note, and the expiration of any cure periods under the Davis Note, Charles H. Davis and Randall K. Davis may execute upon the Non-Stock Collateral, and/or elect to repurchase CIC by canceling the Davis Note (thereby discharging the balance of the unpaid principal and interest of the Davis Note) and delivering to the Company the balance of the Series D Stock and shares of the Company's Common Stock received upon conversion of the Series D Stock still held by Charles H. Davis and Randall
K. Davis. If Charles H. Davis and Randall K. Davis elect the second option, the effect would be that all amounts paid by the Company to Randall K. Davis and Charles H. Davis, including the $400,000 paid in respect of the assumed debt, the $500,000 paid in cash, any amounts of principal and interest paid in respect of the Davis Note and the redemption price of $1,600,000 plus $29,071.04 in interest paid in cash for the Series D Shares on March 16, 2000, would be forfeited and CIC would revert to Charles H. Davis and Randall K. Davis.

         In connection with the acquisition of Superior, the Company executed a secured promissory note in the original principal amount of $1,200,000 dated August 13, 1999, between the Company and Stephen Haynes, payable in 12 equal quarterly principal payments of $100,000, bearing interest at a rate of 8% per annum, and maturing on August 13, 2002 (the "Haynes Note"). Repayment of the Haynes Note is secured by a security interest in all accounts receivable, inventory, accounts or proceeds resulting from dispositions of accounts receivable and inventory of Superior. Pursuant to a Security Agreement dated as of August 1, 1999, between the Company and Stephen Haynes in the event of a default in any payment on the Haynes Note, and the expiration of any cure periods under the Haynes Note, Mr. Haynes may execute upon the collateral and cause the noncompetition provisions contained in his employment agreement with Superior to become void.

         In March of 1999, the Company raised $3,000,000 in conjunction with the offering of 300 units. The units offered were comprised of debt securities (the "Notes") paying an interest rate of 12.75% per annum and warrants to purchase Common Stock at $4.25 per share. The Notes provide that upon a default on the payment of interest or principal that is not cured within 30 days of notice of default, the interest to be paid on the unpaid principal of the Notes shall increase from 12.75% to 15% until the default is cured. The Notes have a maturity date of April 1, 2002. A default on the payment of interest or principal of the Notes, and the failure of the Company to cure such default within the applicable cure period, would result in a substantial additional obligation by the Company to the holders of the Notes.

         C.       Operating Losses

         From its incorporation on December 9, 1997, through the present, the Company has incurred significant operating losses. Such deficits reflect the cost of developmental and other start-up activities, including the development and integration of the consolidation process, as well as the requirement of recording significant depreciation and amortization of newly purchased assets on the books of the Company. The Company also anticipates that it will continue to incur net operating losses for the foreseeable future. While management believes that it has developed a plan of operations that when combined with its previous acquisitions, if successfully implemented, should permit the Company to achieve and sustain profitable operations, no assurance can be given that the Company's operations will be profitable in the future.

         D.       Risks Related to Acquisition Strategy

         One of the Company's principal growth strategies is to increase its revenues and the markets it serves through the acquisition of janitorial and sanitary supplies companies. Future acquisitions, as well as those acquisitions the Company has already made, involve a number of special risks that could materially and adversely affect the Company's business, financial condition and results of operations. These special risks include:

             . failure of the acquired businesses to achieve the results expected;

             . diversion of the management's attention to the assimilation of the operations and personnel of the acquired companies;

             . potential failure to gain operating efficiencies and difficulty of integrating acquisitions into the Company's existing operations;

             . the inability to retain key personnel of the acquired businesses;

             .    unexpected costs or liabilities in the acquired business;

             . adverse short-term effects on the Company's operating results; and

             .    the amortization of acquired intangible assets.

         The Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. The Company cannot be sure that it will be able to identify, acquire or profitably manage additional businesses.

         The Company is dependent on the infusion of additional capital to support its planned program of growth through acquisitions and expansion of its existing business. There can be no assurance that the Company will receive adequate capital. Failure to obtain such financing would effect the business and prospects of the Company and could threaten the Company's ability to reach its goals.

         The Company cannot readily predict the timing, size, and success of its acquisition efforts or the capital it will need for these efforts. The Company intends to use its Common Stock for all or a portion of the consideration for future acquisitions. These issuances could have a dilutive effect on the holders of the Company's Common Stock outstanding at such time. If the Common Stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept the Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources to pursue its acquisition program. Using cash for acquisitions limits the financial flexibility of the Company and makes the Company more likely to seek additional capital through future debt or equity financings. If the Company seeks more debt, it may have to agree to financial covenants that limit its operational and financial flexibility. If the Company seeks more equity, it may dilute the ownership interests of the Company's then-existing stockholders. When the Company seeks additional debt or equity financings, it cannot be certain that additional debt or equity will be available to the Company at all or on terms acceptable to the Company. If the Company cannot secure additional financing on acceptable terms, it may be unable to pursue its acquisition strategy successfully and it may be unable to support its growth strategy.

         Management expects to expend significant time and effort in evaluating, completing and integrating acquisitions and opening new facilities through a structure of operating subsidiaries. Moreover, the SEC's rules and regulations governing periodic reports require separate audited financial information for subsidiaries that are deemed "significant" based on certain financial criteria. If adequate financial information is unavailable regarding any such additional subsidiary, the Company may incur significant expenses to comply with such regulations or cause the Company to "write-off" assets or revenues, thereby understating the financial condition or results of the Company.

         E.       Competition

         The sanitary and janitorial supplies market is highly competitive and is served by numerous small, owner-operated private companies, public companies and several large regional and national companies. In addition, relatively few barriers prevent entry into the industry. As a result, any organization that has adequate financial resources and access to a minimum of technical cleaning expertise may become a competitor of the Company. Competition in the industry depends on a number of factors, including price. Certain of the Company's competitors may have lower overhead cost structures and may, therefore, be able to provide their products and services at lower rates than the Company can provide such products and services. Many of these competitors have long-standing operations and long-standing relationships with large customers such as hospitals and governmental agencies. In addition, many of the Company's customers belong both to NISSCO and to buying groups that compete with NISSCO. There can be no assurance that the Company's competitors, including such competing buying groups, will not be able to use their competitive advantages in competing in price, offering more extensive lines of products or more favorable payment terms or otherwise, resulting in material adverse effects on the business of the Company. In addition, some of the Company's competitors are larger and have greater resources than are available to the Company. The Company cannot be certain that its competitors will not develop the expertise, experience, and resources to provide products and services that are superior in both price and quality to the products and services of the Company. Similarly, the Company cannot be certain that it will be able to maintain or enhance its competitive position in the market.

         F.       Government Regulation

         Maintenance and distribution of many of the Company's products are subject to extensive regulation at the federal, state, and local levels. In particular, the Company is subject to regulations involving storage of hazardous materials promulgated by the Federal Environmental Protection Agency and the Occupational Safety and Health Act. As such, the Company's business is dependent upon continued compliance with governmental regulations regarding the operations of the Company's facilities. The Company believes that it is in substantial compliance with all such regulations that are applicable to its business. However, failure to maintain and demonstrate compliance with all such regulations could result in the preclusion of handling certain product lines and in mandated clean up expenditures.

         G.       Potential Exposure to Environmental Liabilities

         The operations of the Company are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products. As part of the cleaning and janitorial supplies manufacturing process, one or more of the operating Subsidiaries may store and use some raw materials which are deemed to be hazardous materials and are closely regulated. As a result of past and future operations, the Company may be required to incur environmental remediation costs and other clean-up expenses. In addition, the Company cannot be certain that it will be able to identify or be indemnified for all potential liabilities relating to any acquired business.

         There can be no assurance that the aggregate amount of any environmental liabilities that might be asserted against the Company or any or all of its operating Subsidiaries, in any such proceeding will not be material.

         The Company cannot predict the types of environmental laws or regulations that may from time to time be enacted in the future by federal, state, or local governments, how existing or future laws or regulations will be interpreted or enforced, or what types of environmental conditions may be found to exist at its facilities. The enactment of more stringent laws or regulations or a more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

         H.       Product Liability and Insurance

         The business of the Company involves substantial product liability risks associated with the handling, storing, and usage of cleaning products. While the Company believes its practices and procedures provide safeguards that comply with industry standards, it is not possible to eliminate all risks in this regard. The Company maintains product liability insurance in amounts it believes are usual and customary for a business of its size in its industry, though there can be no assurance that in the event of a finding of liability on the part of the Company for use of its products, that the amount of recovery would not be substantially in excess of the limits under the Company's insurance policies. If the Company were to incur product liability in excess of its insurance limits, it would have a material adverse impact on the Company's business and prospects.

         I.       Dependence on Key Personnel; Need For Additional Personnel

         The success of the Company is substantially dependent on the performance of its senior management and key employees, as well as its Board of Directors. In addition, the Company's plan to establish operations at the levels established by its business plan requires that the Company recruit additional management personnel. There can be no assurances that the Company will be able to locate and hire, and if hired, retain adequate additional management personnel. The Company has entered into employment agreements with its Chairman and Chief Executive Officer, Richard Kandel, and its President and a Director, Randall K. Davis, upon terms and conditions the Company believes are reasonable and customary for companies its size in its industry. The loss of key personnel or the inability to hire and retain qualified executives and other employees could have a material adverse effect on the business, financial condition, and results of operations of the Company. Although the Company has a $3 million "key man" term life insurance policy Richard Kandel, Chairman and Chief Executive Officer of the Company, it currently has no plans to extend coverage to any other personnel.

         J.       Potential Risks of Low Priced Stocks

         Historically, the price per share of the Company's Common Stock on the NASD OTC Bulletin Board and the "Pink Sheets" has been below $5.00 per share with minimal trading. Accordingly, the Common Stock is within the definition of "penny stock," as contained in certain rules and regulations of the SEC. Under those regulations, any broker-dealer seeking to effect a transaction in a penny stock not otherwise exempt from the rules must first deliver to the potential customer a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salespersons in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. This information must be given to the customer orally or in writing before the transaction and in writing before or with delivery of the customer's confirmation of the transaction. Under the penny stock rules, the broker-dealer must make a special determination of the suitability of the suggested investment for the individual customer and must receive the customer's written consent to the transaction. The effect of these rules is to limit the trading market and adversely effect the liquidity of the Common Stock.

         K.       Holding Company Structure

         The Company is a holding company, the principal assets of which consist of the capital stock of its Subsidiaries. The Company conducts no business on its own independent of the Subsidiaries. Accordingly, the Company will be dependent on the earnings and cash flows of the Subsidiaries for dividends and distributions to meet its expenses and to pay any cash dividends or distributions to holders of the Preferred Stock and holders of the Common Stock (if and when they are authorized by the Board of Directors). The cash flows generated by CIC are separated from those of the Company and the Company is severely limited to the purposes to which such cash flow may be placed. According to the terms of a pledge and security agreement entered into by and between the Company and Charles H. Davis, father of Randall K. Davis, the Company's President and one of its Directors, CIC may not, among other things, disperse or dividend out of CIC any amounts of money or assets other than in the ordinary course of business of CIC. Risk related to cash flow of the Company, as well as the Company's dependence upon the Subsidiaries for earnings, is lessened to some extent by the access of the Company to capital markets for investment capital to support its expenses and fuel the growth of the operating businesses, though there can be no assurance that the Company will be successful in completing financing activities or that such capital will be available. Failure of the Subsidiaries to generate operating profits and positive cash flow would have a material adverse effect on the financial condition of the Company.

         L. No Cumulative Voting; Control by Existing Stockholders (Management Control)

         Holders of the Company's Common Stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the Common Stock present at a meeting of stockholders will be able to elect all of the directors of the Company and the minority stockholders will not be able to elect a representative to the Company's Board of Directors. Since the Board of Directors elects officers and effectively controls the day to day operations through control of the Company management, current management is effectively able to control the outcome of all matters submitted to the Company's stockholders for approval, including extraordinary transitions such as mergers or sale of all or substantially all the assets of the Company.

         As of April 13, 2000, the Company's executive officers and directors and its affiliates beneficially own approximately 4,606,454 shares of Common Stock, including beneficially held derivative securities, representing approximately 68.7% of the aggregate outstanding shares of Common

Stock and, if acting in concert, are able to exert significant control over the affairs of the Company and the outcome of any matter submitted to a vote of stockholders.


ITEM 2.   DESCRIPTION OF PROPERTY.

(a) The Company's executive offices are located at 211 Park Avenue, Hicksville, NY 11801, where Kandel & Son's offices are located. The Company also maintains offices at the offices of CIC at 1023 Morales Street, San Antonio, TX 78207. At this time the Company does not pay rent at either location, as Kandel & Son and CIC are the lessees for the respective premises. NISSCO and Kandel & Son currently lease their properties from unrelated parties and CIC and Superior lease their facilities from their former owners. Management of the Company believes that the rental rates for each of these facilities is at least as favorable as market terms. Combined rent expense for NISSCO, Kandel & Son, CIC and Superior is estimated to be approximately $463,000 for the next 12 months. In addition, the Company has guaranteed the lease of b2bstores, which has a total annual lease payment under its lease of $75,000.

(b) The Company does not invest in real estate, other than as incident to its business.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any litigation, nor is it aware of any threatened litigation or similar proceeding that would, if initiated and resolved against the Company, have a material adverse effect on the Company, its properties or its prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         The Company's Common Stock was approved for quotation on the NASD OTC Bulletin Board under the symbol "EVCL" and began trading on May 21, 1998. Pursuant to the amended NASD Rule 6530 and 6540, which became effective on January 4, 1999, the Company's Common Stock was de-listed from NASD OTC Bulletin Board effective on November 18, 1999, due to the Company's failure to clear with the SEC all of its outstanding comments on its general form for registration of common stock on Form 10-SB filed with the SEC on June 18, 1999, by the "phase-in" deadline of November 17, 1999, as set by the NASD OTC Compliance Unit. Upon de-listing from the NASD OTC Bulletin Board, the Company's Common Stock became eligible for trading in the "pink sheets" published by the National Quotation Bureau, LLC ("Pink Sheets"). On February 25, 2000, the Company cleared all outstanding comments of the SEC on its Form 10-SB and became eligible for re-listing of their Common Stock on the NASD OTC Bulletin Board. As of April 13, 2000, however, the Company had not been able to compel the necessary market makers to submit applications to quote the Company's Common Stock. Therefore, the Company has not been re-listed on the NASD OTC Bulletin Board, and is still being quoted in the Pink Sheets. There can be no assurance that the Company will be successful in getting the Company's Common Stock relisted with the NASD OTC Bulletin Board.

         There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for the shares of the Company's Common Stock, as reported by the National Quotation Bureau, LLC for each quarter within the last two fiscal years. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions, and may not represent actual transactions.

               1998                          High         Low
               -----------------------------------------------

               May 21 - June 30              $3.25       $ .25
               July 1 - September 30         $3.75       $1.50
               October 1 - December 31       $4.25       $2.50

               1999                          High         Low
               -----------------------------------------------

               January 1 - March 31          $5.625      $3.50
               April 1 - June 30             $5          $3.25
               July 1 - September 30         $6.25       $5
               October 1 - December 31       $8.00       $6.00

               2000                          High         Low
               -----------------------------------------------
               January 1 - March 31          $9.00       $5.00

         The closing bid and asking price on April 12, 2000 was $2.00 and $7.625 per share, respectively.

(b)      Holders

         There were 101 record holders and approximately 140 beneficial owners of the Company's Common Stock as of April 13, 2000, after broker inquiry.

(c)      Dividends

         The Company has paid no dividends on its Common Stock to date, nor does it anticipate doing so in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon there being sufficient capital and surplus as required by the Statutes, the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. There can be no assurance that the Company will ever choose to declare such a dividend or that if it did that such funds would be legally available for payment of such dividends.

(d)      Recent Sales of Unregistered Securities.

         (1) The Company was incorporated in December of 1997. At that time, an aggregate of 3,000,000 shares of Common Stock were issued to five founding stockholders; Kandel (800,000), The Palmeto Group, Inc. (1,500,000), Delta Financial Resources, Inc. (250,000), Barry Bendett (200,000) and Strateia (250,000), at a price of $.01 per share in reliance upon the exemption for offerings not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. The Palmeto Group, Inc., an affiliate of Kandel, later transferred 1,500,000 shares of Common Stock to Kandel.

         (2) In December of 1997 and January of 1998, the Company offered and sold an aggregate of 390,000 shares of Common Stock to approximately 43 investors at an offering price of $.50 per share, for aggregate offering proceeds of $195,000 in reliance upon the exemption from registration provided by Rule 504 of Regulation D.

                  . At the time of this offering, the Company was a development stage company with a specific business plan and such plan included:

                      (i) Consolidation of sanitary and janitorial supplies industry;

                      (ii) Specific, identifiable probable acquisition targets such as Kandel & Son, NISSCO and Air Reactor, Inc., a New York corporation among others; and

                      (iii) Electronic commerce program.

                  . The company received total offering proceeds of $195,000, less than the $1,000,000 limit of Rule 504(b)(2).

                  . All of the investors received an offering memorandum disclosing material information relating to the Company's businesses and risk factors.

         (3) In December of 1998, the Company sold an aggregate of 300,000 shares of Common Stock to approximately 11 investors, at an offering price of $2.50 per share for aggregate proceeds of $750,000, in reliance upon Rule 504 of Regulation D; but the Company also relies on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) and 4(6) of the Securities Act of 1933.

                  . All of the 11 investors were "accredited investors" as defined in Rule 501.

                  . All of the investors received an offering memorandum disclosing material information relating to the Company's businesses and risk factors.

                  .   All of the investors represented and warranted that:

                      (i) they understood that the securities being purchased are not registered under the Securities Act of 1933;

                      (ii) the securities are being acquired solely for the investor's own account, for investment purposes only, and are nor being purchased with a view to or in connection with, any resale, distribution, subdivision or fractionalization thereof;

                      (iii) they had no agreement or other arrangement, formal
                            or informal, with any person to sell, transfer or pledge any of the securities being purchased or which would guarantee to the investor any profit, or to protect the investor against any loss with respect to the securities, and the investor has no plans to enter into any such agreement or arrangement;

                      (iv) they understood that they should bear the economic risk of the investment for an indefinite period of time due to the lack of trading market for the securities and the securities cannot be resold or otherwise transferred unless applicable state securities laws are complied with or exemption therefrom are available;

                      (v) they understood that the securities cannot be sold or assigned without registration and/or qualification under any applicable state securities laws or exemptions from such laws;

                      (vi) they understood that the Company has no obligation to register the securities under the Securities Act of 1933 or to register or qualify the securities under any state securities laws, or to take any action, through the establishment of exemption(s) or otherwise, to permit the transfer thereof.

         (4) In December of 1998, the Company sold 70,000 shares of Series E Stock to Steven Etra, Secretary, Treasurer and a Director of the Company, in a negotiated private transaction, for proceeds to the Company of $175,000, in an isolated private transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (5) In January of 1999, the Company sold 70,000 shares of Common Stock to a single accredited investor at a price of $2.50 per share for aggregate proceeds to the Company of $175,000. The transaction was effected in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (6) In January of 1999, the Company issued 500,000 shares of its Series A Stock to Kandel, Chairman and CEO of the Company, in connection with the acquisition of Kandel & Son. The issuance was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

         (7)      In January of 1999, the Company undertook to issue to Thomas
B. Haines, a former Director of the Company, an aggregate of 1,000,000 shares of Common Stock, subject to adjustment, as partial consideration for the acquisition of NISSCO. In connection with the sale, the Company issued 250,000 shares of Common Stock to Mr. Haines at the closing of the acquisition, and 250,000 shares were issued to Mr. Haines on January 15, 2000. In addition, pursuant to the acquisition agreement, an undetermined number of shares, but in no case less than 500,000 shares of Common Stock, were to be issued by the Company on January 15, 2001. On April 6, 2000, the Company's Board of Directors unanimously consented to issue the remaining 500,000 shares to Mr. Haines in April 2000. These issuances were made in reliance on the exemption from registration under Section 4(2) of the Securities Act.

         (8) In March of 1999, the Company sold an aggregate of 100,000 shares of Common Stock to an accredited investor at a price of $2.50 per share for aggregate proceeds of $250,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (9) In April of 1999, the Company sold an aggregate of 50,000 shares of Common Stock to Colnic Investment Corporation ("Colnic"), a private investment company controlled by Davis, President of the Company, at a price of $2.50 per share for aggregate proceeds of $125,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (10) In April of 1999, Steven Etra, the Secretary, Treasurer and a Director of the Company, was granted options for 125,000 shares of the Common Stock and SRK Associates, LLC was granted options for 25,000 shares of the Common Stock, both at an exercise price of $3.50. Robert Moehler, the former president of the Company, was granted options for 25,000 shares of the Common Stock at an exercise price of $4.25. All of these grants were made in consideration for past and on-going consulting services rendered to the Company. These are the only stock options thus far granted by the Company. These transactions were done in reliance upon the exemption from registration under
Section 4(2) of the Securities Act.

         (11) In May of 1999, the Company sold an aggregate of 100,000 shares of Common Stock to an accredited investor at a price of $2.50 per share for aggregate proceeds of $250,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (12) In June of 1999, the Company sold an aggregate of 300 units, each unit consisting of a 12.75% Subordinated Promissory Note due April 1, 2002 in the principal amount of $10,000 and 2,400 common stock purchase warrants. The warrants have an exercise price of $4.25 and are exercisable for a four year period which began 180 days after issuance. The units were sold to a total of 59 accredited investors and two sophisticated investors. The units were sold for $10,000 per unit for aggregate offering proceeds of $3,000,000 in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (13) In June of 1999, the Company sold an additional 50,000 shares of Common Stock to Colnic at a price of $2.50 per share for aggregate proceeds of $125,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (14) In July of 1999, the Company sold an additional 10,000 shares of Common Stock to SRK Associates, LLC, a company controlled by Steven Etra, Secretary, Treasurer and a Director of the Company, at a price of $2.50 per share for aggregate proceeds of $25,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (15) In July of 1999, the Company sold an additional 6,000 shares of Common Stock to Blair Etra, wife of Steven Etra, Secretary, Treasurer and a Director of the Company, at a price of $2.50 per share for aggregate proceeds of $15,000 in a transaction in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

         (16) In July of 1999, the Company issued 25,000 shares of Common Stock to Harrington, Ocko & Monk, LLP, the former outside counsel to the Company, at a price of $5.00 per share in consideration for legal services rendered, in a transaction in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

         (17) In August of 1999, the Company, in connection with the purchase of CIC, issued, as partial consideration for CIC, 320,000 shares of Series D Stock to Davis, President of the Company, and Charles H. Davis, his father, in a transaction in reliance upon the exemption from registration under
Section 4(2) of the Securities Act. The Series D Stock was ultimately redeemed by the Company on March 16, 2000 at a redemption price of $5.00 per share plus accrued dividends.

         (18) In August of 1999, in connection with the purchase of Superior, the Company issued 50,000 shares of Common Stock to Stephen Haynes, President of Superior, as partial consideration for Superior in a transaction in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

         (19) On December 15, 1999, the Company sold an aggregate of 253.4 units, each unit consisting of a 100 Shares of Series B Cumulative Convertible Preferred Stock and 1000 common stock purchase warrants. The warrants have an exercise price of $5.00 and are exercisable for a five year period which began upon issuance. These units were sold to a total of 60 accredited investors at $10,000 per unit for aggregate offering proceeds of $2,534,000 in reliance upon the exemption from registration provided by Rule 506 of Regulation D. On December 30, 1999, the Company sold an additional 2.5 units to Barry Gordon, a former Director of the Company, for $25,000 as part of the same offering.

         (20) In mid-January, 2000, the Company began a new private placement of a maximum of 137,500 units at $8.00 per unit, each unit consisting of two (2) shares of Common Stock and one (1) common stock purchase warrant. The warrants have an exercise price of $4.25 and are exercisable for a three year period which began upon issuance. On February 29, 2000, the Company sold an aggregate of 122,500 units to approximately 18 accredited investors for aggregate proceeds to the Company of $980,000 in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Company closed the private placement on February 29, 2000. The Company will use the proceeds from this offering to continue its acquisition program as well as for working capital purposes.


         All sales of securities in transactions Nos. 4, 5, 8, 9, 11, 12, 13, 14, 15, 19 and 20 listed above were made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D. All of the investors in those transactions have represented and warranted that:

            . there was reasonable opportunity to ask questions and receive answers from the Company concerning the offering;

            .  all questions were answered to full satisfaction;

            . the Investor is capable of evaluating the merit and risks of the investment;

            . the investor is relying only on independently gathered information to invest;

            .  the securities are being acquired for investment purposes only;

            . the investor is an "accredited investor" as defined in Regulation D (except for one sophisticated investor in the June 1999 unit offering);

            .  the securities are not registered under the Securities Act;

            .  the securities are "restricted securities" as defined in Rule
               144;

            . the securities cannot be sold or otherwise transferred unless they have first been registered under the Securities Act and all applicable state securities laws are complied with, or the securities qualify for exemption from such registration; and

            . the certificates representing the securities purchased bear restrictive legends.

         In addition, none of such Rule 506 offerings involved general solicitation or advertising and all of the certificates issued bore restrictive legends as described in the subscription agreements.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the SEC made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effect of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those discussed in "Business-Risk Factors" in this Report.

         This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

         During the 12-month period following the date of this Form 10-KSB, the Company intends to substantially expand its business through the completion of several acquisition transactions. An acquisition program such as that being conducted by the Company requires virtually constant access to capital in order to enable the Company to purchase companies. The Company has obtained much of the immediate capital needed for fiscal year 2000 through the private sale in March of 2000 of 1,000,000 of its shares in b2bstores.com, Inc. for $7.00 per share which netted $6,750,000 in proceeds. These net proceeds will also be utilized in liquidating some of the long-term debt, enabling the Company to drastically reduce the cost related to that debt.

         In December of 1999, the Company began a new private placement of a minimum of 200 units and a maximum of 800 units at $10,000 per unit, each unit consisting of 100 shares of Series B Cumulative Convertible Preferred Stock and 1000 common stock purchase warrants. On December 15, 1999, the Company sold an aggregate of 253.4 units to approximately 60 accredited investors for gross aggregate proceeds to the Company of $2,534,000. As part of the same offering, the Company sold an additional 2.5 units to Barry Gordon, a former Director of the Company, for aggregate proceeds of $25,000. The Company closed the private placement as December 31, 1999. The proceeds from this offering will be used for the acquisition program as well as working capital purposes.

         In mid-January 2000, the Company began a new private placement of a maximum of 137,500 units at $8.00 per unit, consisting of two shares of Common Stock and one common stock purchase warrant. The Company closed the new private placement as of February 29, 2000, at which time it had sold 122,500 units to approximately 18 accredited investors for gross aggregate proceeds of $980,000. The proceeds from this offering will be used for the acquisition program as well as working capital purposes.

         The aforementioned transactions should satisfy the Company's cash requirements for the next twelve months, including acquisitions and working capital.

         The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

         The Company's additions to plant and equipment will be incident to the acquisitions that have been previously discussed. If the Company is successful in completing its acquisitions as planned, the number of employees of the Company, including the Subsidiaries, could expand to as many as approximately 250 by the end of calendar 2000.

Results of Operations

         The historical results of operations of Kandel & Son for the year ended December 31, 1998 have been retroactively restated and included in the results of operations of Enviro-Clean of America, Inc & Subsidiaries for the year ended December 31, 1998 in a manner similar to a pooling of interests.

         The operations of the Company for the year ended December 31, 1998 have been restated to include the operations of Kandel & Son as if the acquisition had occurred prior to January 1, 1998.

Results of operations for the year ended December 31,1999 and 1998:

         The net sales increased $5,487,591 for the year ended December 31, 1999 ("1999") as compared to the year ended December 31,1998 ("1998") from $1,793,817 to $7,281,408. This increase is attributable to the operations of four acquired companies being consolidated with the Company in 1999. NISSCO was acquired in January 1999, CIC and Superior were acquired in August 1999, and June Supply was acquired in December 1999. Net sales of Kandel & Son are comparable for each period, as both price and volume remained relatively constant.

         The gross profit percentage increased from 46% for 1998 to 48% for 1999. This increase is mostly attributable to the inclusion of NISSCO in 1999. NISSCO averages a gross profit percentage of approximately 70% because it sells services rather than products.

         The operating expenses increased from $898,600 for 1998 to $4,203,352 for 1999, approximately 368%. The majority of this increase, approximately $3,180,000, is attributable to the inclusion of NISSCO, CIC, Superior and June Supply in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $540,500 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

         The Company had a net loss in 1999 of $1,131,125, or $.26 per share, as compared to a net loss of $146,782, or $.05 per share in 1998. If the amortization of goodwill, a non-cash expense, were eliminated in 1999, the Company would have had a net loss of approximately $590,600 in 1999.

Liquidity and Capital Resources

         The Company's only activities in the year ended December 31, 1998 consisted of extensive research, developing and refining of its business plan, sales of its securities to raise initial capital, the placing of deposits for the NISSCO and Kandel & Son acquisitions and related administrative expenses, including professional fees. For the year ended December 31, 1998, the Company's financial statements have been restated to include the accounts of Kandel & Son as if Kandel & Son had been acquired at January 1, 1998.

         The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the year ended December 31, 1999, the Company issued a total of 386,000 shares of common stock for $965,000. In addition, as of June 1, 1999, the Company received net proceeds of $2,350,113 on the issuance of 12.75% promissory notes due April 1, 2002 and common stock purchase warrants in the aggregate amount $3,000,000. The Company's only significant use of cash during the year ended December 31, 1999 was the balance of cash paid for the companies acquired of $4,149,356.

         For the year ended December 31, 1999, the Company's cash flows from operations was negative $98,489 as a result of a net loss of $1,131,125 and adjustments to arrive at cash provided by operating activities of depreciation and amortization of $749,510 a decrease in accounts receivable of $315,719, a decrease in prepaid expenses of $31,287 an increase in allowance for doubtful accounts of $107,343, stock issued in consideration of professional fees of $125,000, offset by a decrease in inventory of $22,608 offset by a decrease in accounts payable of $318,831.

         The Company expects its capital requirements to remain the same for 2000 as it continues its acquisition program and invests in expanded administrative and sales and marketing infrastructure to support increasing sales volume. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in implementing its acquisition program.

ITEM 7.   FINANCIAL STATEMENTS

          Exhibit 99(iv), "Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information concerning the Company's directors and officers required by Item 9 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information concerning the compensation of the Company's executives required by Item 10 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management required by Item 11 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information concerning certain relationships and related transactions required by Item 12 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No                              Description
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

   3(ii)                   By-Laws of the Company (Exhibit 3(ii)). (1)

   4(i) Certificate of Designation for the Company's Series A Stock (Exhibit 4(i)). (1)

   4(ii) Certificate of Designation for the Company's Series E Stock (Exhibit 4(ii)). (1)

   4(iii) Subscription Agreement between the Company and Steven Etra regarding the purchase and sale of the Series E Stock (Exhibit 3(iii)). (3)

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

   4(ix) Security Agreement between the Company and Stephen Haynes (Exhibit 2(i)). (2)

   4(x) Registration Rights Agreement among the Company, Charles H. Davis and Randall K. Davis (Exhibit 4(ii)). (2)

   4(xi) Pledge and Security Agreement between the Company and Michael Rose (Exhibit 2(ii)). (4)

   4(xii) Pledge and Security Agreement between the Company and Alan Stafford (Exhibit 2(iii)). (4)

   4(xiii) Certificate of Designation for the Company's Series B Stock (Exhibit 3(xi)). (7)

   27(i)                   Financial data schedule. *

   99(i) Form of Lock-up Agreement executed by Enviro-Clean of America, Inc., Richard Kandel, Randall K. Davis and Steven Etra. (Exhibit 99(i)). (6)

   99(ii) Waiver of Lock-Up Agreement for one million shares of b2bstores.com, Inc. stock held by Enviro-Clean of America, Inc. (Exhibit 99(i)). (6)

   99(iii) Stock Purchase Agreement dated March 13, 2000 between ZERO.NET, Inc. and Enviro-Clean of America, Inc. for the sale of one million shares of b2bstores.com, Inc. (Exhibit 99(i)). (6)

   99(iv) Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements for the Fiscal Years Ended December 31, 1999 and 1998 and Independent Auditors' Report. *

_______________________________

 *        Filed Herewith.
(1) Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 16, 1999.
(2) Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999.
(3) Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999.
(4) Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 10, 1999.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 15, 1999 and as amended on December 8, 1999 and on January 28, 2000.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2000.
(7) Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on December 16, 1999.

(b) Reports on Form 8-K:

         (1) The Company filed an 8-K/A on October 29, 1999 which amended the 8-K that the Company had filed on September 9, 1999 to report the acquisition of Cleaning Ideas, Inc. and subsidiary and the acquisition of Superior Chemical and Supply, Inc. under Item 2. The following financial statements were filed on the Form 8-K/A:

(i) Financial Statements of Cleaning Ideas for the fiscal year ended September 30, 1997, September 30, 1998 and for the period ended July 31, 1999.
(ii) Financial Statements of Superior for the fiscal year ended December 31, 1997, December 31, 1998 and for the period ended July 31, 1999.
(iii) Pro Forma Consolidated Financial Statements for the year ended December 31, 1998 and for the period ended June 30, 1999.
(iv) Financial Statements of Cleaning Ideas for the fiscal year ended September 30, 1997, September 30, 1998 and for the period ended July 31, 1999.
(v) Financial Statements of Superior for the fiscal year ended December 31, 1997, December 31, 1998 and for the period ended July 31, 1999.
(vi) Pro Forma Consolidated Financial Statements for the year ended December 31, 1998 and for the period ended June 30, 1999.

         (2) On November 22, 1999, the Company received comments from the SEC regarding the financial statements included in the 8-K/A filed on October 29, 1999. The Company then filed an additional 8-K/A on December 8, 1999, in order to comply with the comments. The following financial statements were filed on the Form 8-K/A, filed December 8, 1999:

(i) Financial Statements of Cleaning Ideas for the fiscal year ended September 30, 1997, September 30, 1998 and for the period ended July 31, 1999; and Financial Statements of Superior for the fiscal year ended December 31, 1997, December 31, 1998 and for the period ended July 31, 1999.
(ii) Pro Forma Consolidated Financial Statements for the year ended December 31, 1998 and for the period ended June 30, 1999.

         (3) The Company filed an 8-K on November 10, 1999 to report the acquisition of June Supply-San Antonio, Inc. under Item 2. The following financials were subsequently filed on Form 8-K/A on January 11, 2000:

(i) Financial Statements of June Supply-San Antonio for the fiscal years ended December 31, 1997, December 31, 1998 and for the period ended August 31, 1999.
(ii) Pro Forma Consolidated Financial Statements for the year ended December 31, 1998 and for the period ended August 31, 1999.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Enviro-Clean of America, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on April 12, 2000.



                                            ENVIRO-CLEAN OF AMERICA, INC.



                                            By /s/ Randall K. Davis
                                              ----------------------------------
                                                 Randall K. Davis, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 12, 2000.



                 Signature                                   Title
                 ---------                                   -----

             /s/ Richard Kandel               Chairman of the Board and Chief
--------------------------------------------
                 Richard Kandel               Executive Officer

             /s/ Randall K. Davis             President and Director
--------------------------------------------
                 Randall K. Davis

             /s/ Steven Etra                  Secretary, Treasurer and Director
--------------------------------------------
                 Steven Etra

             /s/ Gary Granoff                 Director
--------------------------------------------
                 Gary Granoff

             /s/ Mark A. Rice                 Director
--------------------------------------------
                 Mark A. Rice

             /s/ Jan Pasternack               Chief Financial Officer
--------------------------------------------
                 Jan Pasternack

                               INDEX TO EXHIBITS

  Exhibit No.         Description
---------------     -------------------------------------------

     27(i)            Financial Data Schedule.

     99(iv) Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements.