Form 10KSB40/A
period 1999-12-31
ENVIRO CLEAN OF AMERICA INC
filed 2000-04-25
CIK 1052341

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

(b)      Holders

         There were 101 record holders of the Company's Common Stock as of April 13, 2000, after broker inquiry.

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

         The operating expenses increased from $898,600 for 1998 to $4,203,352 for 1999, approximately 368%. The majority of this increase, approximately $3,300,000, is attributable to the inclusion of NISSCO, CIC, Superior and June Supply in 1999. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $540,500 during 1999. Kandel & Son's expenses were comparable between 1999 and 1998.

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

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Enviro-Clean of America, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on April 25, 2000.



                                            ENVIRO-CLEAN OF AMERICA, INC.



                                            By /s/ Randall K. Davis
                                              ----------------------------------
                                                 Randall K. Davis, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 25, 2000.



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