Form 10QSB
period 2000-03-31
ENVIRO CLEAN OF AMERICA INC
filed 2000-05-15
CIK 1052341

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB
(Mark one)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

   ___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____
    ---


   State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 12, 2000 was 5,922,195.

   Transitional Small Business Disclosure Format (check one) Yes ____  No _____

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.


                               TABLE OF CONTENTS



                                                                                                       Page
                                                                                                       ----

                                  PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of March 31,2000 (Unaudited)
             and December 31, 1999 (Audited)..........................................................     2

           Condensed Consolidated Statements of Income of Operations for the three months ended March
             31, 2000 and 1999 (Unaudited)............................................................     3

           Condensed Consolidated Statement of Shareholders' Equity as of March 31, 2000
             (Unaudited)..............................................................................     4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000
             and 1999 (Unaudited).....................................................................     5

           Notes to the Condensed  Consolidated Financial Statements (Unaudited)......................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......     9


                                  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................................................    11

  Item 2.  Changes in Securities......................................................................    11

  Item 3.  Defaults Upon Senior Securities............................................................    12

  Item 4.  Submission of Matters to a Vote of Security Holders........................................    12

  Item 5.  Other Information and Subsequent Events....................................................    12

  Item 6.  Exhibits and Reports on Form 8-K...........................................................    12

SIGNATURE.............................................................................................    15

                     [LOGO OF GOLDSTEIN GOLUB KESSLER LLP]

ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Enviro-Clean of America, Inc.

We have reviewed the accompanying consolidated balance sheet of Enviro-Clean of America, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 8, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                       MARCH 31,                DECEMBER 31,
                                                                                         2000                       1999
                                                                                  -----------------           ----------------
                                                                                      (unaudited)                (audited)
                                          ASSETS

Current assets
   Cash                                                                                 $ 8,179,739                 $ 1,833,478
   Accounts receivable                                                                    1,754,277                   1,547,567
   Inventory                                                                              1,658,833                   1,683,220
   Loan receivable-related party                                                                  -                     835,992
   Prepaid expenses and other current assets                                                 83,171                      78,160
                                                                                        -----------                 -----------
    Total current assets                                                                 11,676,020                   5,978,417
                                                                                        -----------                 -----------
 Property, plant & equipment - at cost                                                    1,628,941                   1,602,505
   Less: accumulated depreciation                                                         1,244,952                   1,246,793
                                                                                        -----------                 -----------
     Net property, plant & equipment                                                        383,989                     355,712
                                                                                        -----------                 -----------
 Goodwill                                                                                 8,129,268                   8,651,571
                                                                                        -----------                 -----------
    TOTAL ASSETS                                                                        $20,189,277                 $14,985,700
                                                                                        ===========                 ===========

                                LIABILITIES & STOCKHOLDERS'  EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                $ 1,540,205                 $ 1,543,776
   Income taxes payable                                                                   1,615,782                           -
   Notes payable-related parties                                                          1,120,708                   1,274,306
   Current maturities of long-term debt                                                      20,239                       8,365
                                                                                        -----------                 -----------
   Total current liabilities                                                              4,296,934                   2,826,447
                                                                                        -----------                 -----------
 Long-term liabilities
   Notes payable - subordinated                                                           2,520,938                   2,461,055
   Notes payable-related parties                                                          1,369,571                   1,859,028
   Long-term debt, less current maturities                                                   25,336                       5,645
                                                                                        -----------                 -----------
   Total liabilities                                                                      8,212,779                   7,152,175
                                                                                        -----------                 -----------

   Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
   70,000 shares of convertible stock designated as Series E stock-
   $2.50 stated value; issued and outstanding 70,000 shares                                 175,000                     175,000
                                                                                        -----------                 -----------

 Stockholder's equity
   Preferred stock Series A-$.001 par value; stated value $5.00;
   authorized, issued and outstanding 500,000 shares                                      2,500,000                   2,500,000
   Preferred stock Series B-$.001 par value; stated value $100.00;
   authorized 80,000 shares; issued and outstanding 25,590 shares                         2,559,000                   2,559,000
   Preferred stock Series D-$.001 par value; stated value $5.00;
   authorized, issued and outstanding shares -0- and 320,000                                      -                   1,600,000
   Common stock-$.001 par value; authorized 20,000,000 shares;
   issued and outstanding 4,946,000 and 4,451,000 shares                                      4,946                       4,451
   Additional paid-in capital                                                             5,376,741                   3,772,236
   Retained earnings (deficit)                                                              (89,189)                 (4,852,162)
   Common stock to be issued                                                              1,450,000                   2,075,000
                                                                                        -----------                 -----------
   Total stockholders' equity                                                            11,801,498                   7,658,525
                                                                                        -----------                 -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $20,189,277                 $14,985,700
                                                                                        ===========                 ===========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                            2000                 1999
                                                        ------------      ---------------
 Net Sales                                                $3,615,207           $  784,140

 Cost of sales                                             2,002,825              329,721
                                                          ----------           ----------

       Gross profit                                        1,612,382              454,419
                                                          ----------           ----------

 Operating expenses:
        Salaries                                             750,898              143,577
        Professional fees                                    144,835               47,068
        Depreciation and amortization                         35,096               11,639
        Amortization of goodwill                             222,303               74,430
        Marketing                                             36,991               28,472
        Rent                                                 152,630               16,854
        Interest                                             212,925               12,500
        Other                                                398,822               94,093
                                                          ----------           ----------
 Total operating expenses                                  1,954,500              428,633
                                                          ----------           ----------

        Operating income (loss)                             (342,118)              25,786

 Other income                                              6,784,646                  671
                                                          ----------           ----------

 Income before income tax expense                          6,442,528               26,457

 Income tax expense                                        1,612,171                2,850
                                                          ----------           ----------

 Net income                                                4,830,357               23,607

 Preferred stock dividends                                   (67,384)                   -
                                                          ----------           ----------

 Net income attributable to common stockholders            4,762,973               23,607
                                                          ==========           ==========


 Income per share-basic and diluted                       $     0.98           $     0.01
                                                          ==========           ==========

 Weighted average number of shares outstanding             4,883,307            3,956,667
                                                          ==========           ==========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

                                                                            Common Stock                    Preferred Stock
                                                                             Number of                        Number of
                                                                      Shares            Amount           Shares       Amount
 Balance at January 1, 2000:                                         4,451,000           $4,451          845,590    $ 6,659,000

 Issuance of common stock and warrants for cash                        245,000              245                -              -

 Redemption of Series D preferred stock                                                                 (320,000)    (1,600,000)

 Common stock issued in connection with acquisition
    of Nissco/Sunline, Inc.                                            250,000              250                -              -

 Preferred stock dividends                                                   -                -                -              -

 Net income                                                                  -                -                -              -
                                                                   ------------------------------------------------------------

 Balance at March 31, 2000                                           4,946,000           $4,946          525,590    $ 5,059,000
                                                                   ============================================================

                                                                Additional       Retained
                                                                 Paid-in          Earnings     Common Stock   Stockholders'
                                                                 Capital         (Deficit)     To Be Issued      Equity
 Balance at January 1, 2000:                                    $3,772,236       $(4,852,162)     $2,075,000    $ 7,658,525

 Issuance of common stock and warrants for cash                    979,755                 -               -        980,000

 Redemption of Series D preferred stock                                                                          (1,600,000)

 Common stock issued in connection with acquisition
    of Nissco/Sunline, Inc.                                        624,750                 -        (625,000)             -

 Preferred stock dividends                                               -           (67,384)              -        (67,384)

 Net income                                                              -         4,830,357               -      4,830,357
                                                              -------------------------------------------------------------

 Balance at March 31, 2000                                      $5,376,741       $   (89,189)     $1,450,000    $11,801,498
                                                              =============================================================

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                                                         2000                         1999
 Cash flows from operating activities:

 Net Income                                                                          $ 4,830,357                    $  23,607
                                                                                     -----------                    ---------

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Depreciation and amortization                                                            35,096                       11,639
 Amortization of goodwill                                                                222,303                       74,430
 Non-cash interest expense                                                                59,883                            -
 Gain on sale of investment                                                           (6,747,000)
 (Increase) in accounts receivable                                                      (206,710)                    (261,037)
 (Increase) decrease in prepaid expenses and other current assets                         (8,011)                      28,938
 Decrease in inventories                                                                  24,387                        9,913
 Increase (decrease) in accounts payable and accrued expenses                             (3,571)                     373,831
 Increase in income taxes payable                                                      1,615,782                       20,500
                                                                                     -----------                    ---------
 Total adjustments                                                                    (5,007,841)                     258,214
                                                                                     -----------                    ---------
 Net cash provided by (used in) operating activities                                    (177,484)                     281,821
                                                                                     -----------                    ---------

 Cash flows from investing activities:

 Investment in subsidiaries-net                                                                -                      (70,418)
 (Increase) decrease in loans receivable                                                 835,992                      (21,320)
 Purchase of property and equipment-net                                                  (31,807)                           -
 Net proceeds on sale of investment                                                    6,750,000                            -
                                                                                     -----------                    ---------
 Net cash provided by (used in) investing activities                                   7,554,185                      (91,738)
                                                                                     -----------                    ---------

 Cash flows from financing activities:

  Repayment of notes payable-related parties                                            (343,056)                    (198,169)
  Net proceeds from issuance of common stock                                             980,000                      175,000
  Proceeds from issuance of preferred stock                                                    -                      175,000
  Preferred stock redeemed                                                            (1,600,000)                           -
  Dividends paid                                                                         (67,384)                           -
                                                                                     -----------                    ---------
 Net cash provided by (used in) financing activities                                  (1,030,440)                     151,831
                                                                                     -----------                    ---------
 Net increase in cash                                                                  6,346,261                      341,914
 Cash- beginning                                                                       1,833,478                      159,988
                                                                                     -----------                    ---------
 Cash- ending                                                                        $ 8,179,739                    $ 501,902
                                                                                     ===========                    =========

  Supplemental information:
  Cash paid during the period for:
      Interest                                                                       $   174,975                    $  12,418
                                                                                     ===========                    =========
      Income taxes                                                                   $    23,280                    $   1,149
                                                                                     ===========                    =========

   Supplemental schedule of non-cash investing and financing activities:

   Fixed asset financing obligations incurred                                        $    31,566                    $       -
                                                                                     ===========                    =========

                See Notes to Consolidated Financial Statements

                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company's Annual Report filed with Form 10K-SB for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

     The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at March 31, 2000 totals $67,384. Preferred stock dividends declared for three months totals $67,384. As of April 1, 2000, all dividends declared through March 31, 2000 have been paid in full.

     Earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the year. Both basic and diluted net income per share are the same, because the effect of the Company's outstanding warrants and options is anti-dilutive.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.   Investment in Affiliate

     The Company and Messrs. Kandel, Davis and Etra have invested in b2bstores.com, Inc., a California based company which designs Internet-based electronic commerce programs. b2bstores.com, Inc. has assisted the Company to develop the Company's eCommerce website. The Company has entered into an agreement with b2bstores.com, Inc. in which b2bstores.com, Inc. will host five on-line stores at their website and the Company will receive 2-5% of the top line revenues on each product sold at such stores. Mr. Kandel, the Chairman and Chief Executive Officer of the Company, serves as Chairman of the Board of b2bstores.com, Inc. During the 3 months ended March, 31, 2000, the Company was repaid working capital loans to b2bstores.com, Inc. totaling $1,399,836 plus interest equal to 8% per annum.

     During March 2000, the Company sold one half of its investment, 1,000,000 shares of b2bstores.com, Inc., netting $6,750,000 in proceeds through a private sale to ZERO.NET, Inc.

     During the quarter ended March 31, 2000, the Company and the sellers of June Supply, adjusted the purchase price of June by $300,000. As a result, both the notes payable to the sellers and the corresponding goodwill were reduced by $300,000 during the quarter.

4.   Stockholders' Equity

     In January 2000, the Company began a new private placement of a maximum of 137,500 Units at $8.00 per unit, each consisting of two shares of Common Stock and one common stock purchase warrant. The warrants have an exercise price of $4.25 and are exercisable for a three year period which began upon issuance. On February 29, 2000, the Company sold an aggregate of 122,500 units to approximately 18 accredited investors for aggregate proceeds to the Company of $980,000. The Company closed the private placement on February 29, 2000. The Company will use the proceeds from this offering to continue its acquisitions program as well as for working capital purposes.

5.   Preferred Stock

     On March 16, 2000, the Company redeemed all of its outstanding shares of Series D Preferred Stock for a total of $1,600,000 plus unpaid accrued dividends of $29,071.04.

     During March, 2000, the Company began a program to convert all of its Series B Cumulative Convertible Preferred Stock. Under the program, the stockholders could either convert their shares plus accrued dividends into common shares or redeem them for cash. On April 1, 2000, a total of $492,000 was redeemed for cash and the balance converted into 426,195 common shares.

     On April 1, 2000, with Board approval, all of the outstanding shares of the Series A Preferred Stock, were redeemed for a total of $2,500,000, plus unpaid accrued dividends of $25,000.

6.   Business Segment

     Prior to the Company's acquisition of NISSCO in January 1999, the Company operated in one industry segment. Subsequent to the NISSCO acquisition, the Company operated in two segments, the wholesale distribution of sanitary maintenance products and providing buying services and group discounts to wholesalers. Summarized financial information by business segment for the three months ended March 31, 2000 is as follows:

Revenue:
   Products                            $ 3,169,974
   Services                                445,233
                                       -----------
Total Revenue                          $ 3,615,207
                                       -----------

Profit from product sales              $   236,062
Profit from services                        99,705
                                       -----------
 Total profit by segment                   335,767

Overhead (income) expense
Amortization of goodwill                   222,303
Interest expense                           207,654
   Professional fees                       144,835
Corporate Overhead-salaries                100,000
Corporate Overhead- taxes                1,612,171
Corporate  Overhead-income              (6,781,553)
                                       -----------
 Net income                            $ 4,830,357
                                       -----------

Interest expense:
   Products                            $     5,271
   Services -
   Corporate Overhead                      207,654
                                       -----------
Total interest expense                 $   212,925
                                       -----------

Depreciation and amortization:
   Products                            $    33,846
   Services                                  1,250
                                       -----------
Total depreciation and amortization    $    35,096
                                       -----------

Total Assets:
   Products                            $ 3,971,642
   Services                                452,095
   Corporate Overhead                   15,765,540
                                       -----------
Total assets                           $20,189,277
                                       -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     This item should be read in conjunction with the financial statements contained elsewhere in the report.

     Plan of Operations

     The Company intends to substantially expand its business through the completion of several acquisition transactions. An acquisition program such as that being conducted by the Company requires virtually constant access to capital in order to enable the Company to purchase companies. The Company has obtained much of the capital needed for fiscal year 2000 through the private sale in March 2000 of 1,000,000 of its shares of b2bstores.com, Inc for $7.00 per share which netted $6,750,000 in proceeds. These net proceeds will also be utilized in liquidating some of the long-term debt, enabling the Company to drastically reduce the cost related to that debt.

     The aforementioned transactions should satisfy the Company's cash requirements for the fiscal year, including acquisitions and working capital.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     The Company's additions to plant and equipment will be incident to the acquisitions that have been previously discussed.

     Results of Operations

     Results of operations for the three-month period ended March 31, 2000 and 1999:

     The net sales increased $2,831,067 for the three-month period ended March 31, 2000 ("2000") as compared to the three-month period ended March 31, 1999 ("1999") from $784,140 to $3,615,207. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 2000. Cleaning Ideas and Superior were acquired in August 1999, while June Supply was acquired effective October 1999. Net sales of Kandel & Son and NISSCO are comparable for each period, as both price and volume remained relatively constant.

     The gross profit percentage decreased from 58% for 1999 to 45% for 2000. This decrease is mostly attributable to the inclusion of the new acquisitions in 2000 and the emergence of much stronger competition in 2000, therefore realizing a lower mark-up on the sale of product.

     Operating expenses increased from $428,633 for 1999 to $1,954,500 for 2000, approximately 356%. The majority of this increase, approximately $1,526,000, was due to the inclusion of Cleaning

Ideas, Superior and June in 2000. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $222,000 during 2000 and $74,000 during 1999. Kandel & Son's and NISSCO's expenses were comparable between 2000 and 1999.

     The Company had net income in 2000 of $4,830,357, as compared to net income of $23,607, in 1999.

     Liquidity and Capital Resources

     The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the three-month period ended March 31, 2000, the Company issued a total of 245,000 shares of Common Stock for $980,000. In addition, as of March 14, 2000, the Company sold 1,000,000 shares of its restricted stock in b2bstores.com, Inc for net proceeds of $6,750,000. The Company also received proceeds from the liquidation of its loan receivable from b2bstores.com, Inc for net proceeds of approximately $836,000. The Company's only significant use of cash during the quarter was the balance of cash paid for the redemption of the Series D Preferred Stock.

     For the three-month period ended March 31, 2000, the Company's cash flows from operations was negative $177,484, as a result of net income of $4,830,357 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $317,282, an increase in accounts payable and income taxes payable of $1,612,211, a decrease in inventory of $24,387, offset by a gain on sale of b2bstores.com, Inc, of $6,747,000, an increase in accounts receivable of $206,710 and an increase in prepaid expenses and other assets of $8,011.

     In January 2000, the Company began a new private placement of a maximum of 137,500 units at $8.00 per unit, consisting of two shares of common stock and one common stock purchase warrant. The Company closed the new private placement as of February 29, 2000 at which time it had sold 122,500 units to approximately 18 accredited investors for gross aggregate proceeds of $980,000.

     The Company expects its capital requirements to increase for the remainder of 2000 as it continues its acquisition program and invests in expanded administrative and sales and marketing infrastructure to support increasing sales volume. The Company's future liquidity and capital funding requirements will depend on many factors, including the extent to which the Company is successful in implementing its acquisition program.

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

     The sale of securities in this private placement was made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D.

     In addition, the Rule 506 offering did not involve general solicitation or advertising and all of the certificates issued bore a restrictive legend as described in the subscription agreements.

     On March 14, 2000, the Board of Directors approved a resolution allowing the Company to redeem 320,000 shares of the Company's Series D Cumulative Convertible Preferred Stock (the "Series D Stock") at a redemption price of $5.00 per share. The Series D Stock had been senior in rights to the Common Stock in terms of dividends and liquidation preferences. The redemption resulted in a payment of $1,600,000 for the outstanding 320,000 shares of the Series D Stock and a total of $29,071.04 for the accrued dividends on the Series D Stock. The Series D Stock had been issued to Randall K. Davis and Charles Davis, the father of Randall K. Davis and employee of a wholly owned subsidiary of the Company, in conjunction with the acquisition of Cleaning Ideas, Inc. and its subsidiaries as described in the Company's 8-K filed on September 3, 1999.


ITEM 3.  Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the quarter ended March 31, 2000.


ITEM 5.  Other Information and Subsequent Events

     On April 1, 2000, upon approval of the Board of Directors, 20,790 outstanding shares of the Series B Cumulative Convertible Preferred Stock (the "Series B Stock") plus accrued and unpaid dividends, were converted to the Company's Common Stock at a conversion price of $5.00 per share of Common Stock. This resulted in an issuance of 426,195 shares of the Common Stock. In addition, the remaining 4,800 outstanding shares of Series B Stock were redeemed at the conversion price of $100 per share of Series B Stock plus accrued and unpaid dividends, for total cash proceeds of $492,000.

     On April 1, 2000, subsequent to the conversion and redemption of all Series B Stock and upon approval of the Board of Directors, Enviro-Clean redeemed 500,000 shares of the outstanding Series A Convertible Preferred Stock (the "Series A Stock") at a redemption price of $5.00 per share, plus accrued and unpaid dividends. Upon the redemption of the Series A Stock, Richard Kandel, Chairman of the Board and Chief Operating Officer of Enviro-Clean, received $2,500,000, plus accumulated and unpaid dividends of $25,000.

     Both the Series B Stock and the Series A Stock had been senior in rights to the Common Stock in terms of dividends and liquidation preferences.


ITEM 6:  Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by any footnote, exhibits which were previously filed are incorporated by reference.

Exhibit No.                                        Description
-----------                                        ----------

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

 3(ii)       By-Laws of the Company (Exhibit 3(ii)). (1)

 3(iii) Certificate of Designation for the Company's Series A Stock (Exhibit 4(i)). (1)

 3(iv) Certificate of Designation for the Company's Series E Stock (Exhibit 4(ii)). (1)

 3(v) Certificate of Designation for the Company's Series D Preferred Stock (Exhibit 4(i)). (2)

 3(vi) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Exhibit 3(v)). (3)

 3(vii) Certificate of Designation for the Company's Series B Stock. (Exhibit 3(xi)).(6)

 4(i)        Form of 12.75% Subordinate Note (Exhibit 3(vi)). (3)

 4(ii)       Form of the Warrant Certificate-June 1999 (Exhibit 3(vii)). (3)

 4(iii)      Form of Warrant Certificate-December 1999.*

 4(iv)       Form of Warrant Certificate-February 2000.*

 27(i)       Financial data schedule.*

 99(i) Form of Lock-up Agreement executed by Enviro-Clean of America, Inc., Richard Kandel, Randall K. Davis and Steven Etra. (Exhibit 99(i)). (5)

 99(ii) Waiver of Lock-Up Agreement for one million shares of b2bstores.com, Inc. stock held by Enviro-Clean of America, Inc. (Exhibit 99(i)). (5)

 99(iii) Stock Purchase Agreement dated March 13, 2000 between ZERO.NET, Inc. and Enviro-Clean of America, Inc. for the sale of one million shares of b2bstores.com, Inc. (Exhibit 99(i)). (5)

*    Filed Herewith.
(1) Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999.
(2) Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999.
(3) Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999.
(4) Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 10, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2000.
(6) Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on December 16, 1999.


(b) Reports on Form 8-K:

          The Company filed an 8-K on March 20, 2000, to report the sale and disposition of 1,000,000 shares of b2bstores.com, Inc. common stock held by the Company under Item 2, and the redemption for cash, by the Company, of 320,000 shares of Series D Cumulative Convertible Preferred Stock under Item 5.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 12, 2000                                 Enviro-Clean of America, Inc.

                                             By:  /s/ Randall K. Davis
                                                 -------------------------------
                                                  Randall K. Davis, President


                                                  /s/ Jan Pasternack
                                                 -------------------------------
                                                  Jan Pasternack, Chief
                                                  Financial Officer