Form 10QSB
period 2000-06-30
ENVIRO CLEAN OF AMERICA INC
filed 2000-08-14
CIK 1052341

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB
(Mark one)

   X
 -----         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

 -----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (516) 931-4455
               (Issuer's telephone number, including area code)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----    -----

        State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of August 11, 2000 was 6,417,282.

     Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                                    ---    ---

================================================================================

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                            PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
               and December 31, 1999 (Audited)............................................................      2

          Condensed Consolidated Statements of Operations for the six months ended June 30,
               2000  and 1999 (Unaudited).................................................................      3

          Condensed Consolidated Statement of Operations for the three months ended June 30,
               2000 and 1999 (Unaudited)..................................................................      4

          Condensed Consolidated Cash Flow Statement for the six months ended June 30, 2000
               and 1999 (Unaudited).......................................................................      5

          Notes to the Condensed  Consolidated Financial Statements (Unaudited)...........................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........      9


                                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................     11

Item 2.   Changes in Securities...........................................................................     11

Item 3.   Defaults Upon Senior Securities.................................................................     12

Item 4.   Submission of Matters to a Vote of Security Holders.............................................     12

Item 5.   Other Information and Subsequent Events.........................................................     12

Item 6.   Exhibits and Reports on Form 8-K................................................................     13

SIGNATURE.................................................................................................     16


                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                             ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET

                                                                                         JUNE 30,              DECEMBER 31,
                                                                                           2000                    1999
                                                                                        (unaudited)              (audited)
                                 ASSETS
 Current assets
   Cash                                                                                 $ 3,432,267            $ 1,833,478
   Accounts receivable                                                                    2,229,697              1,547,567
   Inventory                                                                              1,822,414              1,683,220
   Marketable securities-available for sale                                               3,562,500
   Loan receivable-related party                                                                  -                835,992
   Prepaid expenses and other current assets                                                122,752                 78,160
                                                                                        -----------            -----------
    Total current assets                                                                 11,169,630              5,978,417
                                                                                        -----------            -----------
 Property, plant & equipment - at cost                                                    1,640,295              1,602,505
   Less: accumulated depreciation                                                         1,286,714              1,246,793
                                                                                        -----------            -----------
     Net property, plant & equipment                                                        353,581                355,712
                                                                                        -----------            -----------
 Goodwill                                                                                 7,906,965              8,651,571
                                                                                        -----------            -----------

    TOTAL ASSETS                                                                        $19,430,176            $14,985,700
                                                                                        ===========            ===========

 LIABILITIES & STOCKHOLDERS'  EQUITY

 Current Liabilities
    Accounts payable and accrued expenses                                               $ 1,655,122            $ 1,543,776
    Income taxes payable                                                                    609,996                      -
    Notes payable-related parties                                                         1,120,707              1,274,306
    Current maturities of long-term debt                                                     20,239                  8,365
                                                                                        -----------            -----------
    Total current liabilities                                                             3,406,064              2,826,447
                                                                                        -----------            -----------

 Long-term liabilities
     Notes payable - subordinated                                                         1,409,128              2,461,055
     Notes payable-related parties                                                        1,089,395              1,859,028
     Long-term debt, less current maturities                                                 20,282                  5,645
                                                                                        -----------            -----------
     Total liabilities                                                                    5,924,869              7,152,175
                                                                                        -----------            -----------
     Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
     70,000 shares of convertible stock designated as Series E stock-
     $2.50 stated value; issued and outstanding 70,000 shares                               175,000                175,000
                                                                                        -----------            -----------

 Stockholder's equity
    Preferred stock Series A-$.001 par value; stated value $5.00;
     authorized, issued and outstanding shares -0- and 500,000                                    -              2,500,000
    Preferred stock Series B-$.001 par value; stated value $100.00;
     authorized 80,000 shares; issued and outstanding shares -0- and 25,590                       -              2,559,000
    Preferred stock Series D-$.001 par value; stated value $5.00;
     authorized, issued and outstanding shares -0- and 320,000                                    -              1,600,000
    Common stock-$.001 par value; authorized 20,000,000 shares;
     issued and outstanding 6,607,682 and 4,451,000 shares                                    6,608                  4,451
    Additional paid-in capital                                                           10,772,208              3,772,236
    Accumulated other comprehensive income                                                2,559,500                      -
    Retained earnings (deficit)                                                            (208,009)            (4,852,162)
    Common stock to be issued                                                               200,000              2,075,000
                                                                                        -----------            -----------
    Total stockholders' equity                                                           13,330,307              7,658,525
                                                                                        -----------            -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $19,430,176            $14,985,700
                                                                                        ===========            ===========

                See Notes to Consolidated Financial Statements

                               ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                               (unaudited)

                                                                          2000                    1999

 Net Sales                                                             $8,147,763              $1,822,375

 Cost of sales                                                          4,496,803                 856,609
                                                                       ----------              ----------

       Gross profit                                                     3,650,960                 965,766
                                                                       ----------              ----------

 Operating expenses:
        Salaries                                                        1,508,449                 291,866
        Professional fees                                                 273,214                 135,878
        Depreciation and amortization                                      75,387                  22,557
        Amortization of goodwill                                          444,606                 148,860
        Marketing                                                         183,413                  14,684
        Rent                                                              303,966                  34,356
        Interest                                                          420,395                  66,782
        Other                                                             928,414                 329,044
                                                                       ----------              ----------
 Total operating expenses                                               4,137,844               1,044,027
                                                                       ----------              ----------

       Operating (loss)                                                  (486,884)                (78,261)

 Other income                                                           6,849,139                   7,609
                                                                       ----------              ----------

 Income (loss) before income tax expense                                6,362,255                 (70,652)

 Income tax expense                                                     1,597,431                   5,400
                                                                       ----------              ----------

 Net income (loss)                                                      4,764,824                 (76,052)

 Preferred stock dividends                                               (120,671)                (52,625)
                                                                       ----------              ----------

 Net income (loss) attributable to common                               4,644,153                (128,677)
  stockholders                                                         ==========              ==========


 Income (loss) per share-basic and                                     $     0.86              $    (0.03)
  diluted                                                              ==========              ==========

 Weighted average number of shares outstanding                          5,409,553               4,135,000
                                                                       ==========              ==========

                See Notes to Consolidated Financial Statements

                              ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                               (unaudited)


                                                                         2000                    1999

 Net Sales                                                            $4,532,556              $1,038,235

 Cost of sales                                                         2,493,978                 526,888
                                                                      ----------              ----------

       Gross profit                                                    2,038,578                 511,347
                                                                      ----------              ----------

 Operating expenses:
        Salaries                                                         757,551                 148,289
        Professional fees                                                128,379                  88,810
        Depreciation and amortization                                     40,291                  10,918
        Amortization of goodwill                                         222,303                  74,430
        Marketing                                                        146,422                 (13,788)
        Rent                                                             151,336                  17,502
        Interest                                                         207,470                  54,282
        Other                                                            529,592                 234,951
                                                                      ----------              ----------
 Total operating expenses                                              2,183,344                 615,394
                                                                      ----------              ----------

       Operating loss                                                   (144,766)               (104,047)

 Other income                                                             64,493                   6,938
                                                                      ----------              ----------

 Loss before income tax expense                                          (80,273)                (97,109)

 Income tax expense                                                      (14,740)                  2,550
                                                                      ----------              ----------

 Net loss                                                                (65,533)                (99,659)

 Preferred stock dividends                                               (53,287)                (52,625)
                                                                      ----------              ----------

 Net loss attributable to common stockholders                           (118,820)               (152,284)
                                                                      ==========              ==========

 Loss per share-basic and diluted                                     $    (0.02)             $    (0.04)
                                                                      ==========              ==========

 Weighted average number of shares outstanding                         5,935,797               4,226,667
                                                                      ==========              ==========

                See Notes to Consolidated Financial Statements

                                         ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                               CONSOLIDATED CASH FLOW STATEMENT
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                         (unaudited)

                                                                                         2000                         1999
 Cash flows from operating activities:
 Net Income (loss)                                                                   $ 4,764,824                   $  (76,052)
                                                                                     -----------                   ----------
 Adjustments to reconcile net income or (loss) to net cash
 provided by operating activities:

 Depreciation and amortization                                                            75,387                       22,556
 Amortization of goodwill                                                                444,606                      148,861
 Non-cash interest expense                                                               119,766                       19,961
 Gain on sale of investment                                                           (6,747,000)                           -
 (Increase) decrease in accounts receivable                                             (682,130)                      48,436
 (Increase) in prepaid expenses and other current assets                                 (44,592)                     (24,831)
 (Increase) decrease in inventories                                                     (139,134)                      24,613
 Increase in accounts payable and accrued expenses                                       111,346                      176,550
 Increase in income taxes payable                                                        609,996                        3,102
                                                                                     -----------                   ----------

 Total adjustments                                                                    (6,251,755)                     419,248
                                                                                     -----------                   ----------
 Net cash provided by (used in) operating activities                                  (1,486,931)                     343,196
                                                                                     -----------                   ----------

 Cash flows from investing activities:
 Acquisition deposits                                                                          -                     (800,000)
 Investment in marketable securities                                                  (1,000,000)
 Decrease in notes receivable                                                            835,992                       21,320
 Purchase of property and equipment                                                      (47,789)                           -
 Net proceeds on sale of investment                                                    6,750,000                            -
                                                                                     -----------                   ----------

 Net cash provided by (used in) investing activities                                   6,538,203                     (778,680)
                                                                                     -----------                   ----------

 Cash flows from financing activities:
 Repayment of notes payable-related parties                                             (628,287)                           -
 Repayment of line of credit                                                                   -                      (98,918)
 Proceeds from notes payable-subordinated                                                                           3,000,000
 Net proceeds from issuance of common stock                                            1,876,475                      925,000
 Preferred stock redeemed                                                             (4,580,000)                           -
 Dividends paid                                                                         (120,671)                     (52,625)
 Distribution                                                                                  -                     (294,224)
                                                                                     -----------                   ----------

 Net cash provided by (used in) financing activities                                  (3,452,483)                   3,479,233
                                                                                     -----------                   ----------
 Net increase in cash                                                                  1,598,789                    3,043,749
 Cash- beginning                                                                       1,833,478                      177,246
                                                                                     -----------                   ----------
 Cash- ending                                                                        $ 3,432,267                   $3,220,995
                                                                                     ===========                   ==========

  Supplemental information:
 Cash paid during the period for:
      Interest                                                                       $   363,205                   $   15,259
                                                                                     ===========                   ==========
      Income taxes                                                                   $ 1,028,080                   $    2,298
                                                                                     ===========                   ==========

  Supplemental schedule of non-cash investing and financing activities:
   Fixed asset financing obligations incurred                                        $    31,566                   $        -
                                                                                     ===========                   ==========

                See Notes to Consolidated Financial Statements

                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000.

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company's Annual Report and Quarterly Report filed with Form 10-KSB for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

     The results of operations for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at June 30, 2000 totals $1,313. Preferred stock dividends declared for six months totals $120,671. As of July 1, 2000, all dividends declared through June 30, 2000 have been paid in full.

     Earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the year. Both basic and diluted net income per share are the same because the effect of the Company's outstanding warrants and options is anti-dilutive.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.   Investment in Affiliate

     The Company and the members of the Company's Board of Directors have invested in b2bstores.com, Inc., a California based company which designs Internet-based electronic commerce programs. b2bstores.com, Inc. has assisted the Company to develop the Company's eCommerce website. The Company has entered into an agreement with b2bstores.com, Inc. in which b2bstores.com, Inc. will host five on-line stores at their website and the Company will receive 2-5% of the top line revenues on each product sold at such stores. Mr. Kandel, the Chairman and Chief Executive Officer of the Company, serves as Chairman of the Board of b2bstores.com, Inc. During the 6 months ended June 30, 2000, the Company was repaid working capital loans to b2bstores.com, Inc. totaling $1,399,836 plus interest equal to 8% per annum.

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

     On May 31, 2000, the Company purchased 300,000 shares of Class B common stock, par value $0.001 from equip2move.com ("equip2move") for $75,000, 70,000 shares of b2bstores.com common stock held by the Company and an agreement to fund equip2move with additional capital for its web site creation.

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

     On May 30, 2000, the Company began a new private placement of a minimum of 285,000 and maximum of 1,000,000 shares of Common Stock at $3.00 per share. The offering was designed to sell the Common Stock in exchange for cash or for the Company's outstanding 12.75% subordinated promissory notes (the "Notes") which were purchased in a previous offering by the Company in June 1999. On June 15, 2000, at the first closing, the Company sold an aggregate of 636,822 shares of Common Stock to approximately 29 accredited investors. The aggregate proceeds to the Company were $820,500 in cash and $1,090,000 worth of Notes. To avoid issuing fractional shares, the Company issued checks in the aggregate amount of $34 to various former Note holders who participated in the offering. A second closing took place on June 30, 2000, when the Company sold an aggregate of 98,665 shares of Common

Stock to approximately 8 accredited investors. The aggregate proceeds to the Company were $24,000 in cash and $272,000 worth of Notes. To avoid issuing fractional shares, the Company issued checks in the aggregate amount of $5 to various former Note holders who participated in the offering. The Company conducted this offering in order to reduce debt and will use the cash proceeds from the offering for working capital purposes.

5.   Preferred Stock

     On March 16, 2000, the Company redeemed all of its outstanding shares of Series D Preferred Stock for a total of $1,600,000 plus unpaid accrued dividends of $29,071.04.

     During March, 2000, the Company began a program to convert all of its Series B Cumulative Convertible Preferred Stock. Under the program, the stockholders could either convert their shares plus accrued dividends into common shares or redeem them for cash. On April 1, 2000, a total of $480,000 was redeemed for cash and the balance of $2,079,000 was converted into 426,195 common shares.

     On April 1, 2000, with Board approval, all of the outstanding shares of the Series A Preferred Stock, were redeemed for a total of $2,500,000, plus unpaid accrued dividends of $25,000.

6.   Business Segments

     Prior to the Company's acquisition of NISSCO in January 1999, the Company operated in one industry segment. Subsequent to the NISSCO acquisition, the Company operated in two segments, the wholesale distribution of sanitary maintenance products and providing buying services and group discounts to wholesalers. Summarized financial information by business segment for the six months ended June 30, 2000 is as follows:

Revenue:
     Products                          $ 7,089,399
     Services                            1,058,364
     Total Revenue                     $ 8,147,763

Profit from product sales              $   683,031
Profit from services                       197,908
Total profit by segment                    880,939

Overhead (income) expense
Amortization of goodwill                   444,606
Interest expense                           404,912
     Professional fees                     273,214
Corporate Overhead-salaries                200,000
Corporate Overhead- taxes                1,635,400
Corporate  Overhead-income              (6,842,017)

Net income                             $ 4,764,824

Interest expense:
     Products                          $    15,373
     Services                                  110
     Corporate Overhead                    404,912
Total interest expense                 $   420,395

Depreciation and amortization:
     Products                          $    72,887
     Services                                2,500
Total depreciation and amortization    $    75,387

Total Assets:
     Products                          $ 4,402,314
     Services                              572,242
     Corporate Overhead                 14,455,620
Total assets                           $19,430,176


7.   Subsequent Events

     On July 28, 2000, the Company entered into an Amended and Restated Settlement Agreement (the "Settlement Agreement") with Thomas B. Haines, the President of NISSCO/Sunline, Inc., one of the Company's subsidiaries. Pursuant to the Settlement Agreement, the Company entered into a Stock Repurchase Agreement with Mr. Haines, in which the Company agreed to purchase 500,000 shares of the Company's Common Stock held by Mr. Haines. On July 31, 2000, the Company purchased 250,000 shares of the shares of Common Stock held by Mr. Haines at a price of $2.00 per share for an aggregate amount of $500,000. In addition, under the terms of the Settlement Agreement, the Company is obligated to purchase or use its best efforts to assist Mr. Haines in the sale of his remaining 250,000 shares of Common Stock by August 15, 2000.

     On July 31, 2000, the Company entered into an Amendment to the Shareholders' Agreement (the "Amendment") between the Company, equip2move and various shareholders of equip2move in which the Company agreed to loan equip2move $1,000,000, such sum to be repaid as equip2move raises additional capital. If sufficient capital is not raised by certain timelines as presented in the Amendment, then the balance of the loan will be converted into equity.

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

     Results of Operations

     Results of operations for the six-month period ended June 30, 2000 and 1999:

     The net sales increased $6,325,388 for the six-month period ended June 30, 2000 ("2000") as compared to the six-month period ended June 30, 1999 ("1999") from $1,822,375 to $8,147,763. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 2000. Cleaning Ideas and Superior were acquired in August 1999, while June Supply was acquired effective October 1999.

     The gross profit percentage decreased from 53% for 1999 to 45% for 2000. This decrease is mostly attributable to the inclusion of the new acquisitions in 2000 and the emergence of much stronger competition in 2000, therefore realizing a lower mark-up on the sale of product.

     Operating expenses increased from $1,044,027 for 1999 to $4,137,844 for 2000, approximately 296%. The majority of this increase, approximately $3,094,000, was due to the inclusion of Cleaning Ideas, Superior and June in 2000. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $444,600 during 2000 and $149,000 during 1999. Kandel & Son's and NISSCO's expenses were comparable between 2000 and 1999.

     The Company had net income in 2000 of $4,764,824, as compared to a net loss of $76,052 in 1999.

     Liquidity and Capital Resources

     The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the six-month period ended June 30, 2000, the Company issued a total of 526,500 shares of Common Stock for $1,824,500. In addition, as of March 14, 2000, the Company sold 1,000,000 shares of its restricted stock in b2bstores.com, Inc for net proceeds of $6,750,000. The Company also received proceeds from the liquidation of its note receivable to b2bstores.com, Inc for net proceeds of approximately $836,000. The Company's only significant use of cash during the six months was the balance of cash paid for the redemption of the Series A, B and D Preferred Stock and a $1,000,000 estimated federal income tax payment, due to the gain on the sale of the b2bstores.com stock.

     For the six-month period ended June 30, 2000, the Company's cash flows from operations was negative $1,486,931, as a result of net income of $4,764,824 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $639,759, an increase in accounts payable and income taxes payable of $721,342, offset by a gain on sale of b2bstores.com, Inc, of

$6,747,000, an increase in accounts receivable of $682,130, an increase in inventory of $139,134 and an increase in prepaid expenses and other assets of $44,592.

     In January 2000, the Company began a new private placement of a maximum of 137,500 units at $8.00 per unit, consisting of two shares of common stock and one common stock purchase warrant. The Company closed the new private placement as of February 29, 2000 at which time it had sold 122,500 units to approximately 18 accredited investors for gross aggregate proceeds of $980,000.

     In June, 2000, the Company began a new private placement of a minimum of 285,000 and a maximum of 1,000,000 shares of common stock. The Company had a final closing on July 20, 2000 and sold an aggregate of 735,487 shares of common stock in exchange for proceeds of $2,206,461 in cash and Notes.

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


ITEM 2.   Changes in Securities

     On May 30, 2000, the Company began a new private placement of a minimum of 285,000 and maximum of 1,000,000 shares of Common Stock at $3.00 per share. The offering was designed to sell the Common Stock in exchange for cash or for the Company's outstanding 12.75% subordinated promissory notes (the "Notes") which were purchased in a previous offering by the Company in June 1999. On June 15, 2000, at the first closing, the Company sold an aggregate of 636,822 shares of Common Stock to approximately 29 accredited investors. The aggregate proceeds to the Company were $820,500 in cash and $1,090,000 worth of Notes. To avoid issuing fractional shares, the Company issued checks in the aggregate amount of $34 to various former Note holders who participated in the offering. A second closing took place on June 30, 2000, when the Company sold an aggregate of 98,665 shares of Common Stock to approximately 8 accredited investors. The aggregate proceeds to the Company were $24,000 in cash and $272,000 worth of Notes. To avoid issuing fractional shares, the Company issued checks in the aggregate amount of $5 to various former Note holders who participated in the offering. The offering was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Company closed the private placement on July 20, 2000. There were no additional sales between the second and final closing. The Company conducted this offering to relieve some of the Company's outstanding debt represented by the Notes and will use the cash proceeds from the offering for working capital purposes.

     The sale of securities in this transactions was made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on June 14, 2000. Richard Kandel, Randall K. Davis, Steven Etra, Gary C. Granoff and Mark A. Rice were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the Enviro-Clean of America, Inc. 2000 Employee Stock Incentive Plan and ratified the appointment of Goldstein, Golub Kessler L.L.P. as independent certified public accountants for the 2000 fiscal year. The results of the voting at the annual shareholders meeting held on June 14, 2000 were as follows:

                                 Proposal No. 1
                            (Election of Directors)

Company Nominee          For              Against       Withheld
----------------         ---              -------       --------

Richard Kandel           3,974,018        -             100
Randall K. Davis         3,974,018        -             100
Steven Etra              3,974,018        -             100
Gary C. Granoff          3,974,018        -             100
Mark A. Rice             3,974,018        -             100

                                Proposal No. 2
(Approval of Enviro-Clean of America, Inc. 2000 Employee Stock Incentive Plan)

     For            Against          Abstain        Non-Votes
     3,945,318      24,600           4,200          -

                                Proposal No. 3
(Ratification of Goldstein, Golub Kessler L.L.P. as independent certified public accountants)

     For            Against          Abstain        Non-Votes
     3,966,743      3,175            4,200          -


ITEM 5.   Other Information and Subsequent Events

     On July 28, 2000, the Company entered into an Amended and Restated Settlement Agreement (the "Settlement Agreement") with Thomas B. Haines, the President of NISSCO/Sunline, Inc., one of the Company's subsidiaries. Pursuant to the Settlement Agreement, the Company entered into a Stock Repurchase Agreement with Mr. Haines, in which the Company agreed to purchase 500,000 shares of the Company's Common Stock held by Mr. Haines. On July 31, 2000, the Company purchased 250,000 shares of the shares of Common Stock held by Mr. Haines at a price of $2.00 per share for an aggregate amount of $500,000. In addition, under the terms of the Settlement Agreement, the Company is obligated to purchase or use its best efforts to assist Mr. Haines in the sale of his remaining 250,000 shares of Common Stock by August 15, 2000.

     On May 31, 2000, the Company purchased 300,000 shares of Class B common stock, par value $0.001 from equip2move.com ("equip2move") for $75,000, 70,000 shares of b2bstores.com common stock held by the Company and an agreement to fund equip2move with additional capital for its web site creation. On July 31, 2000, the Company entered into an Amendment to the Shareholders' Agreement (the "Amendment") between the Company, equip2move and various shareholders of equip2move in which the Company agreed to loan equip2move $1,000,000, such sum to be repaid as equip2move raises additional capital. If sufficient capital is not raised by certain timelines as presented in the Amendment, then the balance of the loan will be converted into equity.


ITEM 6:   Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so, exhibits which were previously filed are incorporated by reference.

Exhibit No.                             Description
----------     -----------------------------------------------------------------

 2(i) Stock Purchase Agreement among Enviro-Clean of America, Inc., Enviroacq I Co. and Kandel & Son dated as of January 1, 1999 (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 2(ii)         Stock Purchase Agreement among Enviro-Clean of America, Inc.
               Enviroacq II Co. and NISSCO/Sunline, Inc. dated as of January 1, 1999 (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 2(iii) Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

 2(iv) Stock Purchase Agreement among Enviro-Clean of America, Inc., SCS Acquisition Corp., Superior Chemical & Supply, Inc. and Stephen Hayes (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

 2(v) Stock Purchase Agreement among Enviro-Clean of America, Inc. , June Supply Corp., June Supply-San Antonio, Inc. and Michael Rose and Alan Stafford dated as of August 31, 1999 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 10, 1999).

 3(i) Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(ii) By-Laws of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(iii) Certificate of Designation for the Company's Series A Stock (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(iv) Certificate of Designation for the Company's Series E Stock (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(v) Certificate of Designation for the Company's Series D Preferred Stock (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

 3(vi) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 3(vii)        Certificate of Designation for the Company's Series B Stock.
               (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on December 16, 1999).

 4(i) Form of 12.75% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(ii) Form of the Warrant Certificate (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 10(i) Subscription Agreement between Enviro-Clean of America, Inc. and equip2move.com, Corporation, dated May 31, 2000. *

 10(ii) Stockholders' Agreement between Enviro-Clean of America, Inc., equip2move.com, Corporation, and various shareholders of equip2move.com Corporation, dated May 31, 2000.*

 10(iii) Amendment to the Shareholders' Agreement between Enviro-Clean of America, Inc., equip2move.com, Corporation, and various shareholders of equip2move.com Corporation, dated July 31, 2000.*

 10(iv) Promissory Note between Enviro-Clean of America, Inc. and equip2move.com, Corporation, dated July 31, 2000.*

 10(v) Amended and Restated Settlement Agreement between Enviro-Clean of America, Inc. and Thomas B. Haines, dated July 28, 2000. *

 10(vi)        Stock Repurchase Agreement between Enviro-Clean of America, Inc.
               and Thomas B. Haines, dated July 28, 2000. *


 27(i)         Financial data schedule.*


*  Filed Herewith.

(b) Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the quarter.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 11, 2000               Enviro-Clean of America, Inc.

                              By:  /s/ Randall K. Davis
                                   -------------------------------------------
                                   Randall K. Davis, President



                                   /s/ Jan Pasternack
                                   -------------------------------------------
                                   Jan Pasternack, Chief Financial Officer