Form 10QSB
period 2000-09-30
ENVIRO CLEAN OF AMERICA INC
filed 2000-11-14
CIK 1052341

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

               For the quarterly period ended September 30, 2000

                                      OR

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

   State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2000 was 6,167,282.

   Transitional Small Business Disclosure Format (check one)    Yes     No  X

================================================================================



                                                   ENVIRO-CLEAN OF AMERICA, INC.



                                                         TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
             and December 31, 1999 (Audited)...............................................................     2
           Condensed Consolidated Statement of Operations for the nine months ended
             September 30, 2000 and 1999 (Unaudited).......................................................     3
           Condensed Consolidated Statement of Operations for the three months ended
             September 30, 2000 and 1999 (Unaudited).......................................................     4
           Condensed Consolidated Cash Flow Statement for the nine months ended
             September 30, 2000 and 1999 (Unaudited).......................................................     5
           Notes to the Condensed  Consolidated Financial Statements (Unaudited)...........................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8


                                                    PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................................................    11

  Item 2.  Changes in Securities...........................................................................    11

  Item 3.  Defaults Upon Senior Securities.................................................................    11

  Item 4.  Submission of Matters to a Vote of Security Holders.............................................    11

  Item 5.  Other Information and Subsequent Events.........................................................    12

  Item 6.  Exhibits and Reports on Form 8-K................................................................    13

SIGNATURE..................................................................................................    14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET

                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000             1999
                                                                                          (unaudited)       (audited)
                        ASSETS

 Current assets
   Cash                                                                                    $ 1,136,948      $ 1,833,478
   Accounts receivable                                                                       1,827,458        1,547,567
   Inventory                                                                                 1,938,080        1,683,220
   Marketable securities-available for sale                                                  2,843,750                -
   Loan receivable-related party                                                                     -          835,992
   Loans receivable-other                                                                    1,024,696                -
   Prepaid expenses and other current assets                                                   329,672           78,160
                                                                                           -----------      -----------
    Total current assets                                                                     9,100,604        5,978,417
                                                                                           -----------      -----------

 Property, plant & equipment - at cost                                                       1,435,809        1,602,505
   Less: accumulated depreciation                                                            1,095,437        1,246,793
                                                                                           -----------      -----------
     Net property, plant & equipment                                                           340,372          355,712
                                                                                           -----------      -----------

 Goodwill                                                                                    5,228,460        8,651,571
                                                                                           -----------      -----------

    TOTAL ASSETS                                                                           $14,669,436      $14,985,700
                                                                                           ===========      ===========

                 LIABILITIES & STOCKHOLDERS'  EQUITY

 Current Liabilities
    Accounts payable and accrued expenses                                                  $ 1,493,636      $ 1,543,776
    Notes payable-related parties                                                            1,120,707        1,274,306
    Current maturities of long-term debt                                                        32,249            8,365
                                                                                           -----------      -----------
    Total current liabilities                                                                2,646,592        2,826,447
                                                                                           -----------      -----------

 Long-term liabilities
     Notes payable - subordinated                                                            1,441,825        2,461,055
     Notes payable-related parties                                                             809,218        1,859,028
     Long-term debt, less current maturities                                                    50,749            5,645
                                                                                           -----------      -----------
     Total liabilities                                                                       4,948,384        7,152,175
                                                                                           -----------      -----------
    Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
     70,000 shares of convertible stock designated as Series E stock-
     $2.50 stated value; issued and outstanding 70,000 shares                                  175,000          175,000
                                                                                           -----------      -----------
 Stockholder's equity
    Preferred stock Series A-$.001 par value; stated value $5.00;
     authorized, issued and outstanding shares -0- and 500,000                                       -        2,500,000
    Preferred stock Series B-$.001 par value; stated value $100.00;
     authorized 80,000 shares; issued and outstanding shares -0- and 25,590                          -        2,559,000
    Preferred stock Series D-$.001 par value; stated value $5.00;
     authorized, issued and outstanding shares -0- and 320,000                                       -        1,600,000
    Common stock-$.001 par value; authorized 20,000,000 shares; issued
    6,607,682 and 4,451,000; outstanding 6,107,682 and 4,451,000 shares                          6,608            4,451
    Less: Treasury stock-500,000 shares at cost                                             (1,000,000)
    Additional paid-in capital                                                              10,772,208        3,772,236
    Accumulated other comprehensive income                                                   1,840,750                -
    Retained earnings (deficit)                                                             (2,273,514)      (4,852,162)
    Common stock to be issued                                                                  200,000        2,075,000
                                                                                           -----------      -----------
    Total stockholders' equity                                                               9,546,052        7,658,525
                                                                                           -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $14,669,436      $14,985,700
                                                                                           ===========      ===========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                                                 2000                          1999
 Net Sales                                                                   $10,942,966                    $2,330,624

 Cost of sales                                                                 6,517,135                     1,238,870
                                                                             -----------                    ----------

       Gross profit                                                            4,425,831                     1,091,754
                                                                             -----------                    ----------

 Operating expenses:
        Salaries                                                               2,154,437                       511,490
        Professional fees                                                        359,847                       340,053
        Depreciation and amortization                                             91,927                        35,584
        Amortization of goodwill                                                 666,910                       294,634
        Marketing                                                                198,832                        52,476
        Rent                                                                     434,185                        96,698
        Interest                                                                 549,075                       252,631
        Other                                                                  1,126,227                       354,303
                                                                             -----------                    ----------
 Total operating expenses                                                      5,581,440                     1,937,869
                                                                             -----------                    ----------

       Operating loss                                                         (1,155,609)                     (846,115)

 Other income                                                                  6,900,945                        30,113
                                                                             -----------                    ----------

 Income (loss) before income tax expense                                       5,745,336                      (816,002)

 Income tax expense                                                              768,367                        27,360
                                                                             -----------                    ----------

 Net income (loss) from continuing operations                                  4,976,969                      (843,362)

 Income from operation of discontinued division                                  113,310                       334,494

 Loss on disposal of division                                                 (2,389,649)
                                                                             -----------                    ----------
 Net income (loss)                                                             2,700,630                      (508,868)

 Preferred stock dividends                                                      (121,983)                     (102,270)
                                                                             -----------                    ----------
 Net income (loss) attributable to common stockholders                         2,578,647                      (611,138)
                                                                             ===========                    ==========


 Income (loss) per share from continuing operations                          $      0.85                    $    (0.23)
                                                                             ===========                    ==========

 Income (loss) per share from discontinued operations                        $     (0.40)                   $     0.08
                                                                             -----------                    ----------

 Net income (loss) per share - basic and diluted                             $      0.45                    $    (0.15)
                                                                             -----------                    ----------

 Weighted average number of shares outstanding                                 5,727,902                     4,207,000
                                                                             ===========                    ==========


                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                                                    2000                       1999
 Net Sales                                                                       $ 3,853,567                 $1,451,509

 Cost of sales                                                                     2,539,847                    765,524
                                                                                 -----------                 ----------

       Gross profit                                                                1,313,720                    685,985
                                                                                 -----------                 ----------

 Operating expenses:
        Salaries                                                                     712,944                    300,026
        Professional fees                                                            125,988                    262,297
        Depreciation and amortization                                                 19,040                     15,527
        Amortization of goodwill                                                     222,304                    145,774
        Marketing                                                                     15,419                     42,094
        Rent                                                                         142,137                     75,392
        Interest                                                                     128,680                    185,849
        Other                                                                        419,880                    188,599
                                                                                 -----------                 ----------
 Total operating expenses                                                          1,786,392                  1,215,558
                                                                                 -----------                 ----------

       Operating loss                                                               (472,672)                  (529,573)

 Other income                                                                         51,806                     21,130
                                                                                 -----------                 ----------

 Loss before income tax expense                                                     (420,866)                  (508,443)

 Income tax expense (benefit)                                                       (829,064)                     2,860
                                                                                 -----------                 ----------

 Net income (loss) from continuing operations                                        408,198                   (511,303)

 Income (loss) from operations of discontinued division                              (82,743)                    78,487

 Loss on disposal of division                                                     (2,389,649)
                                                                                 -----------                 ----------

 Net loss                                                                         (2,064,194)                  (432,816)

 Preferred stock dividends                                                            (1,312)                   (49,645)
                                                                                 -----------                 ----------

 Net loss attributable to common stockholders                                     (2,065,506)                  (482,461)
                                                                                 ===========                 ==========

 Income (loss) per share from continuing operations                              $      0.06                 $    (0.12)
                                                                                 ===========                 ==========

 Income (loss) per share from discontinued operations                            $     (0.38)                $     0.01
                                                                                 ===========                 ==========

 Net income loss per share-basic and diluted                                     $     (0.32)                $    (0.11)
                                                                                 ===========                 ==========

 Weighted average number of shares outstanding                                     6,357,682                  4,351,000
                                                                                 ===========                 ==========


                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)


                                                                                 2000                                1999
 Cash flows from operating activities:

 Net Income (loss)                                                            $ 2,700,630                         $ (508,868)
                                                                              -----------                         -----------

 Adjustments to reconcile net income or (loss) to net cash provided by operating activities:

 Depreciation and amortization                                                     94,427                              39,334
 Amortization of goodwill                                                         666,910                             294,634
 Non-cash interest expense                                                        152,463                              79,844
 Common stock issued in consideration of professional fees                              -                             125,000
 Gain on sale of investment                                                    (6,747,000)                                  -
 Loss on sale of Subsidiary                                                     2,389,649                                   -
 (Increase) in accounts receivable                                               (279,891)                           (227,762)
 (Increase) in prepaid expenses and other current assets                         (251,512)                             (4,083)
 (Increase) in inventories                                                       (254,860)                           (539,668)
 Increase (decrease) in accounts payable and accrued expenses                     (50,140)                            760,016
                                                                              -----------                         -----------

 Total adjustments                                                             (4,279,954)                            527,315
                                                                              -----------                         -----------

 Net cash provided by (used in) operating activities                           (1,579,324)                             18,447
                                                                              -----------                         -----------

 Cash flows from investing activities:

 Cash paid for acquisitions                                                             -                          (1,552,451)
 Cash acquired from subsidiaries                                                        -                             314,334
 Investment in marketable securities                                           (1,000,000)                                  -
 (Increase) in notes receivable                                                  (188,704)                           (158,516)
 (Purchase) disposition of property and equipment-net                              12,993                             (12,350)
 Net proceeds on sale of investment                                             6,750,000                                   -
                                                                              -----------                         -----------

 Net cash provided by (used in) investing activities                            5,574,289                          (1,408,983)
                                                                              -----------                         -----------

 Cash flows from financing activities:

  Repayment of notes payable-related parties                                     (865,987)                                  -
  Net cash received on notes payable                                                                                1,671,441
  Net proceeds from issuance of preferred stock                                                                       175,000
  Net proceeds from issuance of common stock                                    1,876,475                             965,000
  Preferred stock redeemed                                                     (4,580,000)                                  -
  Purchase of treasury stock                                                   (1,000,000)                                  -
  Dividends paid                                                                 (121,983)                           (102,270)
  Additional paid-in capital on issuance of warrants                                    -                             678,672
                                                                              -----------                         -----------

 Net cash provided by (used in) financing activities                           (4,691,495)                          3,387,843
                                                                              -----------                         -----------
 Net increase (decrease) in cash                                                 (696,530)                          1,997,307

 Cash- beginning                                                                1,833,478                             177,246
                                                                              -----------                         -----------
 Cash- ending                                                                 $ 1,136,948                         $ 2,174,553
                                                                              ===========                         ===========

  Supplemental information:
 Cash paid during the period for:
      Interest                                                                $   473,757                         $    45,287
                                                                              ===========                         ===========
      Income taxes                                                            $ 1,031,193                         $     2,298
                                                                              ===========                         ===========

  Supplemental schedule of non-cash investing and financing activities:

   Fixed asset financing obligations incurred                                 $    74,043                         $         -
                                                                              ===========                         ===========


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

     The results of operations for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.   Principal Business Activity and Summary of Significant Accounting Policies:

     The accompanying consolidated financial statements include the accounts of Enviro-Clean of America, Inc and its Subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The principal business activity of the Company is manufacturing and the wholesale distribution of sanitary maintenance supplies and paper products. The Company also provided buying services and group discounts to wholesale distributors of sanitary maintenance supplies, paper goods and related products.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 2000 totals $1,312. Preferred stock dividends declared for nine months totals $121,983. As of October 1, 2000, all dividends declared through September 30, 2000 have been paid in full.

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

3.   Investment in Affiliate:

     The Company and Messrs. Kandel, Davis and Etra have invested in b2bstores.com, Inc., a California based company which designs Internet-based electronic commerce programs. b2bstores.com, Inc. has assisted the Company to develop the Company's eCommerce website. The Company has entered into an agreement with b2bstores.com, Inc. in which b2bstores.com, Inc. will host five on-line stores at their website and the Company will receive 2-5% of the top line revenues on each product sold at such stores. Mr. Kandel, the Chairman and Chief Executive Officer of the Company, serves as Chairman of the Board of b2bstores.com, Inc. During the 9 months ended September 30, 2000, the Company was repaid working capital loans to b2bstores.com, Inc. totaling $1,399,836 plus interest equal to 8% per annum.

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

4.   Sale of Assets:

     Effective September 30, 2000, the Company sold the assets of it's buying group subsidiary, Nissco/Sunline, Inc. for a total of $100,000. As a result, a net loss on the sale of $2,389,649 is included in the financial statements for the nine months ended September 30, 2000.

5.   Stockholders' Equity

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

     In June 2000, the Company began a program to convert it's subordinated notes payable. Under the program, the notes could be converted into common shares. As of June 30, 2000, a total of $1,362,000 of debt was converted into 453,987 common shares and $39 cash in lieu of fractional shares.

     In June 2000, the Company issued 281,500 shares of common stock for an aggregate price of $844,500.

     Effective August 15, 2000, Thomas Haines, head of Nissco/Sunline, Inc, a wholly owned Subsidiary, retired. At that time the Company redeemed his 500,000 shares of stock in the Company for a total of $1,000,000.

6.   Preferred Stock:

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

7.   Subsequent Events:

     In September 2000, the Company began a new private placement of a minimum of 320,000 and a maximum of 2,000,000 shares of Common Stock at $1.25 per share. The Company intends to close the private placement during February 2001. The stock will be restricted securities as defined under Rule 144 promulgated by the Commission under the Securities Act (Rule 144). Accordingly, purchasers of the Common Stock may only resell or otherwise transfer the Common Stock, or any dividend thereon pursuant to an effective registration statement, or an exemption from registration, including a sale in compliance with Rule 144 which, among other restrictions, imposes a holding period of at least one year before public resales of securities may be made. The Company will use the proceeds from this offering for working capital purposes.

8.   Business Segments:

     Prior to the Company's acquisition of NISSCO in January 1999, the Company operated in one industry segment. Subsequent to the NISSCO acquisition, the Company operated in two segments, the wholesale distribution of sanitary maintenance products and providing buying services and group discounts to wholesalers. With the Company's sale of Nissco, the company again operates in one industry segment.


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

     Results of Operations

     Results of operations for the nine-month period ended September 30, 2000 and 1999:

     The net sales increased $8,612,342 for the nine-month period ended September 30, 2000 ("2000") as compared to the nine-month period ended September 30, 1999 ("1999") from $2,330,624 to $10,942,966. This increase is attributable to the operations of three acquired companies being consolidated with the Company in 2000. Cleaning Ideas and Superior were acquired in August 1999, while June Supply was acquired effective October 1999.

     The gross profit percentage decreased from 47% for 1999 to 40% for 2000. This decrease is mostly attributable to the inclusion of the new acquisitions in 2000 and the emergence of much stronger competition in 2000, therefore realizing a lower mark-up on the sale of product.

     Operating expenses increased from $1,937,869 for 1999 to $5,581,440 for 2000, approximately 188%. The majority of this increase, approximately $3,644,000, was due to the inclusion of Cleaning Ideas, Superior and June in 2000. Additionally, amortization of goodwill was recorded on the acquisitions of approximately $666,900 during 2000 and $295,000 during 1999. Kandel & Son's expenses were comparable between 2000 and 1999.

     The Company had net income in 2000 of $2,700,630, as compared to a net loss of $508,868 in 1999.

     Liquidity and Capital Resources

     The Company has funded its requirements for working capital and acquisitions through a series of equity private placements and the issuance of long-term debt. During the nine-month period ended September 30, 2000, the Company issued a total of 526,500 shares of Common Stock for $1,824,500. In addition, as of March 14, 2000, the Company sold 1,000,000 shares of its restricted stock in b2bstores.com, Inc for net proceeds of $6,750,000. The Company also received proceeds from the liquidation of its note receivable to b2bstores.com, Inc for net proceeds of approximately $836,000. The Company's only significant use of cash during the nine months was the balance of cash paid for the redemption of the Series A, B and D Preferred Stock and $1,000,000 for the redemption of 500,000 shares of Common Stock.

     For the nine-month period ended September 30, 2000, the Company's cash flows from operations was negative $1,579,324, as a result of net income of $2,700,630 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $913,800, a loss on the sale of assets of Nissco/Sunline, Inc of $2,389,649, offset by a gain on sale of b2bstores.com, Inc, of $6,747,000, an increase in accounts receivable of $279,891, an increase in inventory of $251,512, an increase in prepaid expenses and other assets of $254,860 and a decrease in accounts payable and accrued expenses of $50,140.

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


ITEM 2.    Changes in Securities

     On September 14, 2000, the Company began a new private placement of a minimum of 320,000 and maximum of 2,000,000 shares of Common Stock at $1.25 per share. The offering is being conducted in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Company may close the private placement anytime after the minimum number of shares is sold, but no later than February 28, 2001. The Company is conducting this offering in order to provide working capital.

     The sale of securities in this transactions is being made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D.

     In addition, the Rule 506 offering will not involve general solicitation or advertising and all of the certificates issued will bear a restrictive legend as described in the subscription agreements.


ITEM 3.    Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


ITEM 4.    Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the quarter ended September 30, 2000.


ITEM 5.    Other Information and Subsequent Events

     On September 29, 2000, the Company sold the assets of NISSO/Sunline, Inc. to ebuyxpress.com L.L.C. The details of the sale were filed with the SEC on Form 8-K on October 13, 2000.

     On October 31, 2000, equip2move.com, Inc. ("E2M") and the Company executed an amendment to the Promissory Note (the "Note") in which E2M agreed to extend the First Maturity Date of the Note from November 1, 2000 to December 1, 2000, in exchange for an extension penalty charge equal to the aggregate interest payment from November 1, 2000 to December 1, 2000 or the date in which E2M has received at least $1,000,000 in outside financing, whichever is shorter.


ITEM 6:    Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so, exhibits which were previously filed are incorporated by reference.

Exhibit No.                           Description
-----------    -----------------------------------------------------------------

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

 4(i) Form of 12.75% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(ii) Form of the Warrant Certificate (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 10(i) Asset Purchase Agreement between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of America, Inc., dated September 29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

 10(ii) Amendment to Promissory Note between equip2move.com, Inc., as Maker and Enviro-Clean of America, Inc., as Payee, dated October 31, 2000.*

 27(i)         Financial data schedule.*


*    Filed Herewith.

(b) Reports on Form 8-K:

          (1) The Company filed an 8-K on September 19, 2000, to report the signing of a binding letter of intent with ebuyxpress.com L.L.C. for the sale of NISSCO/Sunline, Inc., a wholly-owned subsidiary of the Company, and the execution of a letter of intent to purchase all outstanding capital stock of Gemini Capital Corporation, a Delaware corporation, under Item 5 of the
Form 8-K.


          (2) The Company filed an 8-K on October 13, 2000, to report the sale and disposition of NISSCO/Sunline, Inc., a wholly owned subsidiary of the Company, to ebuyxpress.com L.L.C. under Item 2 of the Form 8-K.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 2000         Enviro-Clean of America, Inc.

                              By:    /s/ Randall K. Davis
                                     ----------------------------------------
                                     Randall K. Davis, President



                                     /s/ Jan Pasternack
                                     ----------------------------------------
                                     Jan Pasternack, Chief Financial Officer