Form 10KSB
period 2000-12-31
ENVIRO CLEAN OF AMERICA INC
filed 2001-04-02
CIK 1052341

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

Mark One
- --------

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 -----
        ACT OF 1934.
        For the fiscal year ended December 31, 2000.

 _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number 0-26433
                         ENVIRO-CLEAN OF AMERICA, INC.
                (Name of Small Business Issuer in Its Charter)

               NEVADA                                88-0386415
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

                              1023 Morales Street
                           San Antonio, Texas  78207
         (Address of Principal Executive Offices, including ZIP Code)

                                (210) 227-9161
               (Issuer's telephone number, including area code)

     Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                     NONE
     Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                        COMMON STOCK, $0.001 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days:  Yes   X      No
                                                                    ------  ____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     State the issuer's revenues for its most recent fiscal year: $9,157,225.

     As of March 23, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity. (See definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately $4,078,140 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of March 23, 2001 was 6,786,752.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 18, 2001, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):
Yes ______  No    X
                -----

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

PART I....................................................................................   2

 ITEM 1.     DESCRIPTION OF BUSINESS......................................................   2
 ITEM 2.     DESCRIPTION OF PROPERTY......................................................   6
 ITEM 3.     LEGAL PROCEEDINGS............................................................   6
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................   6

PART II...................................................................................   7

 ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................   7
 ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................   8
 ITEM 7.     FINANCIAL STATEMENTS.........................................................  15
 ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.........................................................  15
PART III..................................................................................  16

 ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............................  16
 ITEM 10.    EXECUTIVE COMPENSATION.......................................................  16
 ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............  16
 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................  16
 ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.............................................  16

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     Formation and Acquisitions

     Enviro-Clean of America, Inc. (the "Company") was incorporated under Nevada law on December 9, 1997 for the purposes of engaging in the marketing and distribution of sanitary supplies and related paper products. In, January 1999, the Company completed the acquisitions of Kandel & Son, Inc. ("Kandel & Son"), a New York-based sanitary supply distribution company and NISSCO/Sunline, Inc., a Florida-based marketing group ("NISSCO"). The assets of NISSCO were subsequently disposed of on September 29, 2000 (See Business Development - Dispositions). Kandel & Son distributes approximately 1,000 janitorial and sanitary products to customers in the New York metropolitan area. Prior to the acquisitions, Richard Kandel, who is the Chairman of the Board and Chief Executive Officer of the Company, was also the President and sole stockholder of Kandel & Son.


     In August 1999, the Company acquired Cleaning Ideas Corp. and its wholly owned subsidiary, Sanivac, Inc., which does business under its own name, as well as under the trade name "Davis Manufacturing Company" (collectively, "CIC"). CIC is a San Antonio, Texas based manufacturer and distributor of cleaning supplies, with a particular focus on chemical-based products. CIC has been in business for over 70 years and gives the Company a geographic presence in the Southwestern United States. Under the Davis Manufacturing name, CIC manufactures over 300 products for distribution. CIC operates 9 retail cleaning supplies stores that sell products bearing the "Cleaning Ideas" private label brand name. The retail stores focus on selling industrial quality products to consumers and small businesses. Prior to its acquisition, Randall K. Davis, President and Director of the Company, and his parents owned CIC.

     Also in August 1999, the Company acquired Superior Chemical & Supply, Inc. ("Superior"), a Bowling Green, Kentucky-based distributor of cleaning supplies. Prior to the acquisition of Superior, Stephen Haynes, who remains as the President of Superior, was the sole stockholder of Superior. Superior operates three locations within the state of Kentucky and distributes over 1,000 product items to approximately 300 customers statewide.

     In December 1999, the Company completed the acquisition of June Supply-San Antonio, Inc., ("June Supply"), a Texas janitorial supply distributor. The assets of June Supply were subsequently disposed of on December 22, 2000 (See Business Development - Dispositions).

     Dispositions

     On September 29, 2000 the Company completed the sale of the assets of NISSCO to ebuyexpress.com, L.L.C. at a sales price of $100,000. The Company's Board of Directors (the "Board") authorized the disposition of NISSCO after a large core group of members indicated they would be leaving the NISSCO membership and creating a separate competing buying group. The sale of the assets of NISSCO resulted in a net loss on the disposal of the subsidiary of approximately $1.9 million (see Management's Discussion and Analysis of Financial Condition and Result of Operation). NISSCO was dissolved on December 28, 2000.

     On December 22, 2000, the Company completed the sale of the assets of June Supply to York Supply Limited, ("York") at a sales price of $1,400,000. The Board authorized the final disposition of June Supply subsequent to its decision to discontinue the consolidation and acquisition strategy and after experiencing disappointing revenues by June Supply for the fiscal year 2000. (See Business Development - Change of Course). The sale of the assets of June Supply resulted in a net loss on the disposal of the subsidiary of approximately $2.1 million (see Management's Discussion and Analysis of Financial Condition and Result of Operation). June Supply was dissolved on December 28, 2000.

     York is a Texas limited partnership whose general partner is York Supply Management Company, Inc., a Texas corporation ("York Supply Corp"). Alan Stafford, former President of June Supply after the Company acquired June Supply and one of the two shareholders of June Supply prior to the acquisition, is the sole limited partner of York, holding a 99% stake in the partnership. Mr. Stafford is also the sole shareholder, director and officer of York Supply Corp. Both York and York Supply Corp were formed for the purpose of completing the acquisition of the assets of June Supply and have no prior history of operations.

     Change of Course

     Also in December 2000, the Board unanimously agreed to discontinue the acquisition and consolidation of janitorial supply companies as a result of changes in the marketplace. Some of the reasons for the Board's decision to discontinue the strategy were:

     . a limited number of available companies that meet the Company's acquisition criteria,
     . inflated acquisition pricing on the few suitable available targets, and
     . inadequate investment interest under the acquisition and consolidation strategy as applied to the janitorial supply market.

     In order to facilitate a new direction for the Company, the Board formed a special Mergers and Acquisition Committee (the "M&A Committee") to explore strategic alternatives available in the marketplace with the goal of enhancing shareholder value. The Company will continue to hold and operate CIC, Kandel and Son, and Superior (collectively, these companies are sometimes referred to as the "Subsidiaries"), while the M&A Committee identifies business combination alternatives, including, but not limited to, potential divestitures, dispositions, acquisitions, mergers and strategic alliances. In addition, on February 9, 2001, the Company engaged the services of Harter Financial, Inc. to provide consulting and advisory services in regard to strategic alternatives. (See Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors)

Business of Issuer

     Although the Company is actively seeking strategic alternatives, the Company continues to operate as a holding company, the principal assets of which are all the issued and outstanding capital stock of the Subsidiaries. Through the Subsidiaries, the Company engages in the manufacturing, purchasing, marketing and distribution of janitorial and sanitary supplies and related paper products. Although the Company has discontinued its consolidation and acquisition strategy and will not acquire additional janitorial supply companies, its present plan is to continue to operate its remaining Subsidiaries in the same manner it has in the past.

     The Market for the Company's Products

     The market for sanitary/janitorial supplies and services in the United States is substantial. According to the International Sanitary Supply Association's most recent survey in 1997, the sanitary/janitorial distribution industry had $16.7 billion in sales. Specifically, the survey cited the following breakdown of the leading product groups by total sales:

     .    Paper and Plastics, at approximately $6.6 billion in total sales,
     . Chemical Products (cleaners, degreasers, etc.), at approximately $6.1 billion in total sales, and
     . Janitorial Supplies and Accessories, at approximately $1.9 billion in sales.

     According to the same survey, the following customers were cited as the leading purchasers of the industry products:

     . Industrial and Manufacturing Companies, at approximately $3.6 billion in aggregate purchases.
     . Commercial Property Owners, at approximately $2 billion in aggregate purchases,
     . Educational Institutions, at approximately $2 billion in aggregate purchases,
     . Health Care Companies, at approximately $1.6 billion in aggregate purchases.

     Additional market opportunity exists with respect to sales to restaurants/clubs, retail establishments, residential properties, government, recreational facilities, transportation companies, hotels/motels, and religious facilities.

     The Company's Products, Sales and Marketing

     Kandel & Son distributes approximately 1,000 janitorial/sanitary products to customers in the New York City metropolitan area, where it has been in business for 49 years. CIC is a San Antonio- based regional manufacturer, distributor and retail vendor of cleaning supplies to customers located within Southern Texas. Superior operates three distribution centers within the State of Kentucky from which it distributes cleaning products. The Company has not integrated the operations of the Subsidiaries, nor does the Company intend to do so in the foreseeable future, as they operate in different geographic markets.

     In the aggregate, the multiple combined businesses of the Company distribute over 1,200 products to over 1,000 customers directly in New York, Texas and Kentucky. The Company competes principally on the basis of price and value-added services such as next-day delivery, training, customer support and technological innovation in distribution.

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

     Competition

     The market for janitorial/sanitary supplies has only a few large, well-capitalized competitors and consists of a large number of small companies servicing local and regional markets. The larger suppliers in the industry include:

     .    Unisource Worldwide
     .    W.W. Grainger
     .    Corporate Express
     .    ResourceNet International
     .    Waxie Sanitary Supply

     Most of these corporations have multiple divisions, with one of those being in the sanitary/janitorial supply industry. The Company is not a significant competitor in the industry in terms of annual sales, and its market share is negligible.

     Trademarks and Research and Development

     The Company has no trademarks, patents or other licenses that are material to the conduct of its business, nor has there been any material research and development expenses.

     Employees

     The Company, through the Subsidiaries, currently employs approximately sixty-five (65) full-time employees. Approximately four of the Company's drivers and warehousemen are members of various collective bargaining units, with contracts extending to September 1, 2001. The Company has not experienced any work stoppages and believes its relationships with its employees are satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive offices are located at 1023 Morales Street, San Antonio, TX 78207, where the CIC offices are located. At this time the Company does not pay rent at this location, as CIC is the lessee for the premises. Kandel & Son currently leases its property from unrelated parties and CIC and Superior lease their facilities from their former owners. Management of the Company believes that the rental rates for each of these facilities is at least as favorable as market terms. Combined rent expense for Kandel & Son, CIC and Superior is estimated to be approximately $360,000 for the next 12 months.

     The Company does not invest in real estate, other than as incident to its business.


ITEM 3.  LEGAL PROCEEDINGS.

     On March 13, 2000, the Company entered into a stock Purchase Agreement (the "Agreement"), between the Company and ZERO.NET, Inc., a Delaware corporation ("ZERO"), in which the Company sold 1,000,000 shares of b2bstores.com, Inc. ("b2b") common stock to ZERO at $7.00 per share. The gross proceeds on the sale of the b2b stock were $7,000,000 less a brokerage commission of $250,000. On January 29, 2001, the Company received a letter from outside counsel of ZERO (the "Letter"), which stated that ZERO desired to rescind the Agreement, claiming there was a material failure of consideration for the purchase of the b2b stock by ZERO. In response to the letter, the Company has denied any right of rescission by ZERO and, on February 6, 2001, filed a petition for declaratory judgment in State District Court of Bexar County, Texas. The Company has petitioned the Court for a declaration that the Agreement remains in effect and is binding on the parties and that the purported rescission of the Agreement by ZERO is ineffective and invalid. There has been no further contact between the Company and ZERO since the Company's original receipt of the Letter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "EVCL." Although the Company began trading on the OTC Bulletin Board on May 21, 1998, the Company was de-listed for a short period from November 18, 1999 to April 23, 2000 for failure to comply with amended NASD Rules 6530 and 6540. During that time, the Company's stock was traded in the "pink sheets" published by the National Quotations Bureau, L.L.C. On April 24, 2000, the Company again was approved for quotation on the OTC Bulletin Board and has been traded there since that time. There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for the shares of the Company's Common Stock for each quarter within the last two years as reported by the National Quotation Bureau, L.L.C. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions, and may not represent actual transactions.

               1999                        High    Low
               -----------------------------------------
               January 1 - March 31       $5.625  $3.500
               April 1 - June 30          $5.000  $3.250
               July 1 - September 30      $6.250  $5.000
               October 1 - December 31    $7.250  $1.500

               2000                        High    Low
               -----------------------------------------

               January 1 - March 31       $7.000  $0.125
               April 1 -June 30           $6.125  $2.000
               July 1- September 30       $4.250  $2.000
               October 1 - December 31    $3.000  $1.125

     On March 23, 2001, the closing price of the Company's Common Stock was $1.0625.

     Holders

     There were 250 record holders of the Company's Common Stock as of March 23, 2001, after broker inquiry.

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

     Recent Sales of Unregistered Securities

     On September 14, 2000, the Company began a new private placement of a minimum of 320,000 and maximum of 2,000,000 shares of Common Stock at $1.25 per share. On November 27, 2000, the Company sold an aggregate of 416,600 shares of Common Stock to approximately 14 accredited investors for aggregate proceeds to the Company of $520,750 in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Company closed the offering on February 28, 2001, but sold no additional equity in the offering. The proceeds from this offering will be used to provide working capital.

     The sale of securities in this transaction was made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D. In addition, the Rule 506 offering did not involve general solicitation or advertising and all of the certificates issued bear a restrictive legend as described in the subscription agreements.

     Additional Isuance of Unregistered Securities from Previous Sale

     On December 29, 2000, the Company issued 113,935 shares of its Common
Stock to each of Michael Rose and Alan Stafford in connection with the Company's acquisition of June Supply in December 1999. Under the terms of the stock purchase agreement to acquire June Supply, the Company was to issue additional shares to the sold shareholders of June Supply prior to the acquisition, Messrs. Rose and Stafford, if the closing bid price on the Company's Common Stock did not attain or exceed an average of $5.00 per share for the twenty trading day period preceding December 16, 2000. According to the research department of NASDAQ Stock Market, Inc., the average closing bid price for that twenty-day period was $1.525. In order to fulfill the terms of the Agreement, the Company was obligated to issue an additional 227,870 shares of its Common Stock to Messrs. Rose and Stafford.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should be read in conjunction with our financial statements that appear in this report.

General

     In December 2000, the Board voted to discontinue it's current business plan of acquisition and consolidation of janitorial supply companies. The Board is currently exploring strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has form the M&A Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. In the interim, the Company intends to continue to operate the Subsidiaries.

     The Company has obtained much of the capital needed for 2001 through the private sale in March of 2000 of 1,000,000 of its shares in b2bstores.com, Inc. (currently known as IVAX Diagnostics, Inc.) for $7.00 per share, which netted $6,750,000 in proceeds. These net proceeds were utilized in liquidating some of the long-term debt, enabling the Company to drastically reduce the cost related to that debt and help in running a more profitable company.

     In January 2000, the Company began a private placement of a minimum of 137,500 units at $8.00 per unit, each unit consisting of 2 shares of common stock and 1 common stock purchase warrant. On February 29, 2000, at the final closing of the offering, the Company sold an aggregate of 122,500 units to approximately 18 accredited investors for aggregate proceeds of $980,000. Although the proceeds were originally raised to fund additional acquisitions and to provide working capital, that portion targeted to fund additional acquisitions was eventually used in the reduction of long-term debt.

     In May 2000, the Company began a private placement of a minimum of 285,000 and a maximum of 1,000,000 shares of common stock at $3.00 per share. The offering was conducted mainly to reduce the Company debt by offering those investors who held 12.75% subordinated promissory notes, the opportunity to use such notes and accrued interest as consideration in the offering. Additionally, shares were offered for cash consideration in order for the Company to subsequently prepay the outstanding notes in cash if the investor chose not to participate in the offering.

     In September 2000, the Company began a new private placement of a minimum of 320,000 and a maximum of 2,000,000 shares of common stock at $1.25 per share. On November 27, 2000 the Company sold an aggregate of 416,600 shares to approximately 14 accredited investors for aggregate proceeds of $520,750. The offering closed on February 28, 2001 and no additional shares were sold.

     The aforementioned transactions should satisfy the Company's cash requirements for the next twelve months, including working capital and expenses that may be associated with the search for a strategic alternative.

     The Company has no material research and development expenditures and does not anticipate that it will have any such expenditures in the next twelve months, nor does the Company anticipate any additions to plant and equipment.

Results of Operations

     Results of operations for the year ended December 31, 2000 and 1999:

     The net sales increased $4,825,053 for the year ended December 31, 2000 ("2000") as compared to the year ended December 31, 1999 ("1999") from $4,332,172 to $9,157,225. This increase is attributable to the operations of four acquired companies being consolidated with the Company in 2000 for a full fiscal year. Cleaning Ideas and Superior were acquired in August 1999.

     The gross profit percentage decreased from 48% for 1999 to 40% for 2000. This decrease is mostly attributable to the increased competition in the industry as well as more sales relating to "drop" shipments by the Company where merchandise inventory is never touched by the Company, rather shipments directly made through outside truckers and warehouses. As less overhead is necessary for these sales, a lower price is charged and therefore a lower gross profit.

     The operating expenses increased from $3,058,855 for 1999 to $5,527,780 for 2000, approximately 81%. The majority of this increase is attributable to the inclusion of Cleaning Ideas and Superior for a full fiscal year in 2000.

     The Company had net income in 2000 of $552,792, or $.09 per share, as compared to a net loss of $1,131,125, or ($.26) per share in 1999.

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and reduction of long-term debt through the Subsidiary revenues, a series of equity private placements and the private sale of 1,000,000 of its shares in b2bstores.com, Inc. (currently known as IVAX Diagnostics, Inc.). During the year ended December 31, 2000, the Company issued a total of 953,495 shares of common stock for $2,397,225. In addition, the Company received net proceeds of $1,500,000 on the sale of the net assets of NISSCO and June Supply. The Company's only significant use of cash was the purchase of 500,000 shares of treasury stock for $1,000,000 and an investment in Equip2move.com, Inc. ("equip2move") of $1,075,000.

     For the year ended December 31, 2000, the Company's cash flows from operations was negative $1,468,262 as a result of net income of $552,792 and adjustments to arrive at cash provided by operating activities of depreciation and amortization of $1,113,735, an increase in allowance for doubtful accounts of $60,909, stock issued for consideration of work performed of $48,000, stock options issued for consideration of professional fees of $178,750, an increase in accounts payable of $312,829, a decrease in inventory of $31,163, a loss on equity investment of $94,826, a loss on sale of subsidiaries of $4,010,440, offset by an increase in accounts receivable of $119,883, an increase in prepaid expenses of $1,905, a gain on sale of investment of $6,747,000 and an increase in prepaid income taxes $1,002,918.

     The Company experienced an aggregate net loss of approximately $4.0 million on the disposal of two of its subsidiaries, NISSCO and June Supply. The sale of assets of NISSCO resulted in a net loss of approximately $1.9 million, while the sale of the assets of June Supply resulted in a net loss of approximately $2.1 million. Although the losses on these dispositions were significant, the Company believes that the dispositions were necessary in light of the particular circumstances surrounding the businesses of each of these subsidiaries. With the loss of considerable membership support at NISSCO, the Company determined that the capital expenditures needed to attempt to maintain profitability at NISSCO and the uncertainty of success in continuing operations were more substantial that the losses incurred upon the sale of the NISSCO assets. The operating performance of June Supply during fiscal year 2000 did not meet Company expectations and the Company believed that the cancellation of significant supply accounts made June Supply unprofitable to continue operating as part of the Company. In addition, the Board's decision to begin a search for a strategic alternative outside of the industry helped to influence the Company's decision to dispose of the assets of June Supply.

     The Company expects its capital requirements to remain the same for 2001 as it continues to explore strategic alternatives, although certain strategic alternatives could result in increased expenses for legal, printing, accounting and other services associated with the search process. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in implementing a new direction.

Commitments and Contingencies

     (See Note 5 of Notes to the Consolidated Financial Statements for a description of our future minimum lease commitments.)

     In connection with the Company's current investment in equip2move, the Company is obligated to provide equip2move with additional financing of $1.25 million by or before February 1, 2001. As of March 29, 2001, the Company has not provided equip2move with the additional financing and is negotiating with equip2move to relieve the obligation.

     Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the Company's financial position or results of operations.

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

Risk Associated with On-going Operations

     Limited Operating History

     The Company and the businesses the Company has acquired and maintained since January 1999 have been operating as separate entities with a certain degree of operating autonomy. To more efficiently manage the enterprise on a profitable basis, the Company would need to institute certain necessary common systems and procedures. To facilitate common management, the Company would need to integrate the computer, accounting, and financial reporting systems, and certain of the operational, administrative, banking, and insurance procedures of the businesses the Company has acquired. However, the Company presently has not integrated these systems and cannot be certain that it will be able to successfully institute these common systems and procedures in the future. In addition, the Company cannot be certain that its management group will be able to successfully manage the businesses the

Company has acquired. Further, the Company cannot be certain that the management team will be able to successfully manage the businesses it has acquired as a combined entity.

     The Company has a limited operating history as a combined entity upon which to evaluate the performance and prospects of the Company. There can be no assurance that the combined entities will operate profitably, that management of the Company will be successful in developing a strategic alternative or that a chosen strategic alternative will be successful. There can be no assurance that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

     Substantial Leverage and the Ability to Service Debt

     The Company is highly leveraged, with substantial debt service in addition to its ongoing operating expenses. The Company's level of indebtedness will have several important effects on its future operations and could have important consequences to holders of the Company's Common Stock, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness,
(ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent on the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is not able to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness or to sell selected assets. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

     A portion of the Company's outstanding debt includes a portion of the remaining principal outstanding under a promissory note in the original principal amount of $900,000 dated August 1, 1999, between the Company and Charles H. Davis, father of Randall K. Davis, President and a Director of the Company, executed by the Company in connection with the acquisition of CIC (the "Davis Note"). Repayment of the Davis Note is secured by a security interest in all accounts receivable, inventory, accounts or proceeds resulting from dispositions of accounts receivable and inventory of CIC (the "Non-Stock Collateral"), and all the capital stock of CIC (the "Stock Collateral"). Pursuant to a Pledge and Security Agreement dated as of August 1, 1999, in the event of a default in any payment on the Davis Note, and the expiration of any cure periods under the Davis Note, Charles H. Davis and Randall K. Davis may execute upon the Non-Stock Collateral, and/or elect to repurchase CIC by canceling the Davis Note (thereby discharging the balance of the unpaid principal and interest of the Davis Note) and delivering to the Company the balance of the Series D Convertible Preferred Stock (the "Series D Stock") and shares of the Company's Common Stock received upon conversion of the Series D Stock still held by Charles H. Davis and Randall K. Davis. On March 16, 2000, all of the Series D Stock held by Charles H. Davis and Randall K. Davis was redeemed by the Company for cash. Therefore, if Charles H. Davis and Randall K. Davis elect to repurchase CIC under a default scenario, the effect could be that all amounts paid by the Company to Randall K. Davis and Charles H. Davis, including the $400,000 paid in respect of the assumed debt, the $500,000 paid in cash, any amounts of principal and interest paid in respect of the Davis Note and the redemption price of $1,600,000 plus $29,071.04 in interest paid in cash for the redemption of the Series D Shares would be forfeited and the ownership of CIC would revert to Charles H. Davis and Randall K. Davis.

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

     Operating Losses

     From its incorporation on December 9, 1997, through the present, the Company has incurred significant operating losses. Such deficits reflect the cost of developmental and other start-up activities, including the development and integration of the consolidation process, as well as the requirement of recording significant depreciation and amortization of newly purchased assets on the books of the Company. The Company also anticipates that it will continue to incur net operating losses for the foreseeable future. If the Company continues to experience operating losses, more capital will be needed to continue operations. If such capital is even available to the Company, the additional needed capital would likely either increase the Company's debt burden or have a dilutive effect on the Company's equity. This could have a material adverse effect on the Company.

     Competition

     The sanitary and janitorial supplies market is highly competitive and is served by numerous small, owner-operated private companies, public companies and several large regional and national companies. In addition, relatively few barriers prevent entry into the industry. As a result, any organization that has adequate financial resources and access to a minimum of technical cleaning expertise may become a competitor of the Company. Competition in the industry depends on a number of factors, including price. Certain of the Company's competitors may have lower overhead cost structures and may, therefore, be able to provide their products and services at lower rates than the Company can provide such products and services. Many of these competitors have long-standing operations and long-standing relationships with large customers such as hospitals and governmental agencies. There can be no assurance that the Company's competitors will not be able to use their competitive advantages in competing in price, offering more extensive lines of products or more favorable payment terms or otherwise, resulting in material adverse effects on the business of the Company. In addition, some of the Company's competitors are larger and have greater resources than are available to the Company. The Company cannot be certain that its competitors will not develop the expertise, experience, and resources to provide products and services that are superior in both price and quality to the products and services of the Company. Similarly, the Company cannot be certain that it will be able to maintain or enhance its competitive position in the market.

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

     Potential Exposure to Environmental Liabilities

     The operations of the Company are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products. As part of the cleaning and janitorial supplies manufacturing process, one or more of the operating Subsidiaries may store and use some raw materials that are deemed to be hazardous materials and are closely regulated. As a result of past and future operations, the Company may be required to incur environmental remediation costs and other clean-up expenses. In addition, the Company cannot be certain that it will be able to identify or be indemnified for all potential liabilities relating to any acquired business.

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

     Dependence on Key Personnel; Need For Additional Personnel

     The success of the Company is substantially dependent on the performance of its senior management and key employees, as well as its Board of Directors. The Company has entered into employment agreements with its Chairman and Chief Executive Officer, Richard Kandel, and its President and a Director, Randall K. Davis, upon terms and conditions the Company believes are reasonable and customary for companies its size in its industry. The loss of key personnel or the inability to hire and retain qualified executives and other employees could have a material adverse effect on the business, financial condition, and results of operations of the Company. The Company has allowed a $3 million "key man" term life insurance policy on Richard Kandel to expire and has no current plans to renew the policy or extend coverage to any other personnel.

     Potential Risks of Low Priced Stocks

     Historically, the price per share of the Company's Common Stock on the NASD OTC Bulletin Board has been below $5.00 per share with minimal trading. Accordingly, the Common Stock is within the definition of "penny stock," as contained in certain rules and regulations of the SEC. Under those regulations, any broker-dealer seeking to effect a transaction in a penny stock not otherwise exempt from the rules must first deliver to the potential customer a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salespersons in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. This information must be given to the customer orally or in writing before the transaction and in writing before or with delivery of the customer's confirmation of the transaction. Under the penny stock rules, the broker-dealer must make a special determination of the suitability of the suggested investment for the individual customer and must receive the customer's written consent to the transaction. The effect of these rules is to limit the trading market and adversely effect the liquidity of the Common Stock.

     Holding Company Structure

     The Company is a holding company, the principal assets of which consist of the capital stock of its Subsidiaries. The Company presently conducts no business on its own independent of the Subsidiaries. Accordingly, the Company is dependent on the earnings and cash flows of the Subsidiaries for dividends and distributions to meet its expenses and to pay any cash dividends or distributions to holders of the Preferred Stock and holders of the Common Stock (if and when they are authorized by the Board of Directors). The cash flows generated by CIC are separated from those of the Company and the Company is severely limited to the purposes to which such cash flow may be placed. According to the terms of a pledge and security agreement entered into by and between the Company and Charles H. Davis, father of Randall K. Davis, the Company's President and one of its Directors, CIC may not, among other things, disperse or dividend out of CIC any amounts of money or assets other than in the ordinary course of business of CIC. Risk related to cash flow of the Company, as well as the Company's dependence upon the Subsidiaries for earnings, is lessened to some extent by the access of the Company to capital markets for investment capital to support its expenses and fuel the growth of the operating businesses, though there can be no assurance that the Company will be successful in completing financing activities or that such capital will be available. Failure of the Subsidiaries to generate operating profits and positive cash flow would have a material adverse effect on the financial condition of the Company.

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

     As of March 23, 2001, the Company's executive officers and directors and its affiliates beneficially own approximately 3,658,328 shares of Common Stock on a fully diluted basis, which includes beneficially held derivative securities, representing approximately 48.6% of the aggregate shares of Common Stock and, if acting in concert, are able to exert significant control over the affairs of the Company and the outcome of any matter submitted to a vote of stockholders.

Risk Associated with Change of Direction

     No Assurance of Success of a Strategic Alternative.

     The Board has determined that it is in the best interest of its shareholders to discontinue the consolidation and acquisition strategy in the sanitation and janitorial supply industry. Since the Company's formation, the sanitation and janitorial supply industry is the only industry that management of the Company has been involved in operating. There can be no assurance that current management will be successful in locating a strategic alternative or that such an alternative would benefit the Company or shareholder value. In addition, if the Company were to begin operating in a different industry, there could be no assurance that current management could operate in another industry successfully or retain management that would successfully run the Company in that industry.

     Significant Charges and Expenses in a Business Combination

     Although there is currently no specific business combination or alternative that the Company has negotiated, business combinations and alternatives of the type that the Company is seeking often involve significant charges and expenses to conduct. These expenses include investment banking expenses, finders fees, severance payments, legal and accounting fees, printing expenses, travel costs, and other related charges. In addition, the Company could also incur additional unanticipated expenses in connection with a business combination.

     Possible Sale of Company Assets in a Business Combination

     If the Company identifies and authorizes a the negotiation of a business combination or other strategic alternative in the future, the Company may, as part of an executed agreement, be required to sell certain of its assets, including its Subsidiaries. The sale of the Subsidiaries is a possible requirement particularly if the chosen strategic partner is likely to change the business direction of the Company or combine an existing, unrelated business with the Company. If the disposal of the Subsidiaries does become a provision in an agreement, then, depending on market conditions, availability of willing purchasers, and other market conditions, it is possible that the Company could be forced to sell the Subsidiaries at a price significantly lower than the price paid by the Company during the acquisition of the Subsidiaries in order to complete the transaction. Therefore, although the Company would aggressively seek a favorable sale of the Subsidiaries, there is a chance that the Company could suffer overall losses on any dispositions of the Subsidiaries. In addition, other assets, such as certain investments by the Company, may also need to be disposed of in order to accommodate a business combination or other strategic alternative. If that requirement is a part of an agreement, the Company may be forced to sell these assets at a price significantly lower than the price paid by the Company in order to complete the transaction.

ITEM 7.   FINANCIAL STATEMENTS

     Exhibit 99(i), "Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information concerning the Company's directors and officers required by Item 9 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information concerning the compensation of the Company's executives required by Item 10 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management required by Item 11 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information concerning certain relationships and related transactions required by Item 12 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.                            Description
- -----------   ------------------------------------------------------------------

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

 2(vi) Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of America, Inc., dated September 29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

 2(vii) Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Enviro-Clean of America, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on December 28, 2000).

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

 4(i) Form of 12.75% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(ii) Form of the Warrant Certificate - June 1999 (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(iii) Form of the Warrant Certificate - December 1999 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).

 4(iv) Form of the Warrant Certificate - February 2000 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).

 10(i) Amended and Restated Employment Agreement between Richard Kandel and Enviro-Clean of America, Inc. *

 10(ii)             Amended and Restated Employment Agreement between Randall K.
                    Davis and Enviro-Clean of America, Inc. *

 10(iii) Enviro-Clean of America, Inc. 2000 Stock Incentive Plan (incorporated by reference to the exhibits of the Company's Proxy Statement on Form DEF 14A, filed April 28, 2000).

 10(iv) Registration Rights Agreement between the Company and purchasers of Units of 2 shares of common stock and 1 warrant in the Company's January 2000 offering. *

 10(v) Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's June 2000 offering. *

 10(vi) Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's September 2000 offering. *

10(vii) Registration rights Agreement between the Company and purchasers of Series B Stock and 1000 common stock warrants - December 1999. (Incorporation by reference to the Company's Amendment No. 2 to Form 10-SB filed with the Commission on December 16, 1999.)

 99(i) Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements for the Fiscal Years Ended December 31, 2000 and 1999 and Independent Auditors Report. *

_______________________________
*    Filed Herewith.

(b) Reports on Form 8-K:


          (1) The Company filed an 8-K on October 13, 2000, to report the sale and disposition of NISSCO/Sunline, Inc., a wholly owned subsidiary of the Company, to ebuyxpress.com L.L.C. under Item 2 of the Form 8-K.

          (2) The Company filed an 8-K on November 27, 2000, to report the Company's plan to repurchase the Company's Common Stock over the following year.

          (3) The Company filed an 8-K/A on December 12, 2000 which amended the 8-K that the Company had filed on October 13, 2000 to report the disposition of NISSCO/Sunline, Inc. under Item 2. The following financial statements were filed on the Form 8-K/A:

                 (i) Enviro-Clean of America, Inc. & Subsidiaries Condensed Consolidated Balance Sheet As Of September 30, 2000 (Unaudited) And December 31, 1999 (Audited).

                 (ii) Enviro-Clean of America, Inc. & Subsidiaries Condensed Consolidated Statement Of Operations For The Nine Months Ended September 30, 2000 And 1999 (Unaudited).

                 (iii) Notes To The Condensed Consolidated Financial Statements.

          (4) The Company filed an 8-K on December 28, 2000, to report the sale and disposition of the assets of June Supply Corporation, a wholly-owned subsidiary of the Company, to York Supply Limited, and to report the decision by the Board of Director's to discontinue the acquisition and consolidation of janitorial supply companies.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Enviro-Clean of America, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 30, 2001.


                              ENVIRO-CLEAN OF AMERICA, INC.


                              By   /s/ Richard Kandel
                                 --------------------------------------
                                    Richard Kandel, Chief Executive
                                    Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 30, 2001.

                       Signature                                        Title
                       ---------                                        -----
     /s/ Richard Kandel
- ---------------------------------------                   Chairman of the Board and Chief Executive
                     Richard Kandel                       Officer

     /s/ Randall K. Davis
- ---------------------------------------                   President and Director
                    Randall K. Davis

     /s/ Steven Etra
- ---------------------------------------                   Secretary, Treasurer and Director
                       Steven Etra

     /s/ Gary Granoff
- ---------------------------------------                   Director
                      Gary Granoff

     /s/ Melvin Schreiber
- ---------------------------------------                   Director
                    Melvin Schreiber

     /s/ Jan Pasternack
- ---------------------------------------                   Chief Financial Officer
                     Jan Pasternack

Exhibit No.                          Description
- -----------  -------------------------------------------------------------------

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

 2(vi) Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of America, Inc., dated September 29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

 2(vii) Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Enviro-Clean of America, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on December 28, 2000).

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

 4(i) Form of 12.75% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(ii) Form of the Warrant Certificate - June 1999 (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(iii) Form of the Warrant Certificate - December 1999 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).

 4(iv) Form of the Warrant Certificate - February 2000 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).

 10(i) Amended and Restated Employment Agreement between Richard Kandel and Enviro-Clean of America, Inc. *

 10(ii)        Amended and Restated Employment Agreement between Randall K.
               Davis and Enviro-Clean of America, Inc. *

 10(iii) Enviro-Clean of America, Inc. 2000 Stock Incentive Plan (incorporated by reference to the exhibits of the Company's Proxy Statement on Form DEF 14A, filed April 28, 2000).

 10(iv) Registration Rights Agreement between the Company and purchasers of Units of 2 shares of common stock and 1 warrant in the Company's January 2000 offering. *

 10(v) Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's June 2000 offering. *

 10(vi) Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's September 2000 offering. *

 10(vii) Registration rights Agreement between the Company and purchasers of Series B Stock and 1000 common stock warrants - December 1999. (Incorporation by reference to the Company's Amendment No. 2 to Form 10-SB filed with the Commission on December 16, 1999.)

 99(i) Enviro-Clean of America, Inc. and Subsidiaries Consolidated Financial Statements for the Fiscal Years Ended December 31, 2000 and 1999 and Independent Auditors Report. *

_______________________________
*         Filed Herewith.