Form 10QSB
period 2001-03-31
ENVIRO CLEAN OF AMERICA INC
filed 2001-05-15
CIK 1052341

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

                 For the quarterly period ended March 31, 2001

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

                                 1023 Morales
                           San Antonio, Texas 78207
                   (Address of principal executive offices)

                                (210) 293-1232
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


     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of May 15, 2001 was 6,785,923.

     Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                                   ---   ---

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.


                               TABLE OF CONTENTS



                                                                                                            Page
                                                                                                            ----
                                  PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of March 31,2001 (Unaudited)                              2
               and December 31, 2000 (Audited).....................................................
          Condensed Consolidated Statements of Income of Operations for the three months ended
               March 31, 2001 and 2000 (Unaudited).................................................          3
          Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
               2001 and 2000 (Unaudited)...........................................................          4
          Notes to the Condensed Consolidated Financial Statements (Unaudited).....................          5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....          8


                                   PART II - OTHER INFORMATION

  Item 1. Legal Proceedings........................................................................         11

  Item 2. Changes in Securities....................................................................         11

  Item 3. Defaults Upon Senior Securities..........................................................         11

  Item 4. Submission of Matters to a Vote of Security Holders......................................         11

  Item 5. Other Information and Subsequent Events..................................................         12

  Item 6. Exhibits and Reports on Form 8-K.........................................................         12

SIGNATURE..........................................................................................         15

PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                               MARCH 31,              DECEMBER 31,
                                                                                                 2001                    2000
                                                                                              (Unaudited)              (Audited)
ASSETS
 Current assets
   Cash                                                                                       $ 2,312,308             $ 2,619,731
   Accounts receivable, net of allowance for doubtful accounts of $82,291                         843,987                 744,829
   Inventory                                                                                      758,845                 763,161
   Marketable securities-available for sale                                                     3,022,500               1,395,000
   Prepaid expenses and other current assets                                                       53,949                  59,007
   Prepaid income taxes                                                                         1,013,346               1,008,338
                                                                                              -----------             -----------
    Total current assets                                                                        8,004,935               6,590,066

 Fixed assets-less accumulated depreciation and amortization of $890,745 and $875,454             211,660                 226,951
 Deferred income tax asset, net of valuation allowance of $114,000                                      -                       -
 Equity investment                                                                                955,995                 980,384
 Goodwill                                                                                       3,563,944               3,674,179
                                                                                              -----------             -----------

    TOTAL ASSETS                                                                              $12,736,534             $11,471,580
                                                                                              ===========             ===========


 LIABILITIES & STOCKHOLDERS'  EQUITY

 Current Liabilities
    Accounts payable and accrued expenses                                                     $   950,675             $   930,511
    Notes payable-related parties                                                                 662,500                 775,000
    Current maturities of long-term debt                                                           30,288                  32,416
                                                                                              -----------             -----------
    Total current liabilities                                                                   1,643,463               1,737,927
                                                                                              -----------             -----------

 Long-term liabilities
     Notes payable - related parties-subordinated                                               1,507,219               1,474,522
     Notes payable-related parties                                                                233,334                 333,334
     Long-term debt, less current maturities                                                       48,842                  54,937
                                                                                              -----------             -----------
     Total liabilities                                                                          3,432,858               3,600,720
                                                                                              -----------             -----------

 Commitments
    Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
    70,000 shares of convertible stock designated as Series E stock-
    $2.50 stated value; issued and outstanding 70,000 shares                                      175,000                 175,000
                                                                                              -----------             -----------

 Stockholders' equity
    Common stock-$.001 par value; authorized 20,000,000 shares;
     issued 7,271,752 ; outstanding 6,742,954 and 6,771,752                                         7,273                   7,273
    Less: Treasury stock-528,798 and 500,000 shares at cost                                    (1,055,936)             (1,000,000)
    Additional paid-in capital                                                                 11,559,043              11,559,043
    Accumulated other comprehensive income                                                      3,019,710               1,392,210
    Accumulated deficit                                                                        (4,561,414)             (4,422,666)
    Common stock to be issued                                                                     160,000                 160,000
                                                                                              -----------             -----------
    Total stockholders' equity                                                                  9,128,676               7,695,860
                                                                                              -----------             -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $12,736,534             $11,471,580
                                                                                              ===========             ===========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (unaudited)

                                                                                   2001                       2000

 Net Sales                                                                      $2,114,837                 $2,068,211

 Cost of sales                                                                   1,239,675                  1,055,925
                                                                                ----------                 ----------

       Gross profit                                                                875,162                  1,012,286
                                                                                ----------                 ----------
 Operating expenses:
        Salaries                                                                   439,965                    468,076
        Professional fees                                                          113,428                    110,636
        Depreciation and amortization                                               15,291                     22,520
        Amortization of goodwill                                                   106,919                    222,303
        Marketing                                                                    1,612                     12,272
        Rent                                                                       119,993                    109,700
        Interest                                                                   104,057                    212,336
        Other                                                                      113,608                    287,450
                                                                                ----------                 ----------
 Total operating expenses                                                        1,014,873                  1,445,293
                                                                                ----------                 ----------

       Operating loss                                                             (139,711)                  (433,007)

 Other income                                                                        2,276                  6,782,813
                                                                                ----------                 ----------

 Income (loss) before income tax expense                                          (137,435)                 6,349,806

 Income tax  expense                                                                     -                  1,612,171
                                                                                ----------                 ----------

 Net income (loss) from continuing operations                                     (137,435)                 4,737,635
                                                                                ----------                 ----------

 Income from operations of discontinued subsidiaries                                     -                     92,722
                                                                                ----------                 ----------

 Net income (loss)                                                                (137,435)                 4,830,357

 Preferred stock dividends                                                          (1,313)                   (67,384)
                                                                                ----------                 ----------

 Net income (loss) attributable to common stockholders                            (138,748)                 4,762,973
                                                                                ==========                 ==========

 Income (loss) per share from continuing operations                             $    (0.02)                $     0.96
                                                                                ==========                 ==========

 Income per share from discontinued operations                                  $        -                 $     0.02
                                                                                ==========                 ==========

 Income (loss) per share-basic and diluted                                      $    (0.02)                $     0.98
                                                                                ==========                 ==========

 Weighted average number of shares outstanding                                   6,751,214                  4,883,307
                                                                                ==========                 ==========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENT
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (unaudited)

                                                                                             2001                        2000
 Cash flows from operating activities:
 Net Income (loss)                                                                        $ (137,435)                $ 4,830,357
                                                                                          ----------                 -----------
 Adjustments to reconcile net income or (loss) to net cash
 used in operating activities:
 Depreciation and amortization                                                                15,291                      35,096
 Amortization of goodwill                                                                    106,919                     222,303
 Non-cash interest expense                                                                    32,697                      59,883
 Gain on sale of investment                                                                        -                  (6,747,000)
 Shares returned for legal services                                                          (46,875)
 Loss on equity investment                                                                    24,389                           -
 Changes in assets and liabilities net of
 effects of dispositions:
 (Increase) in accounts receivable                                                           (99,158)                   (206,710)
 (Increase) decrease in prepaid expenses and other current assets                              5,058                      (8,011)
 Increase in prepaid income taxes                                                             (5,008)                          -
 Decrease in inventories                                                                       4,316                      24,387
 Increase (decrease) in accounts payable and accrued expenses                                 20,164                      (3,571)
 Increase in income taxes payable                                                                  -                   1,615,782
                                                                                          ----------                 -----------

 Total adjustments                                                                            57,793                  (5,007,841)
                                                                                          ----------                 -----------

 Net cash used in operating activities                                                       (79,642)                   (177,484)
                                                                                          ----------                 -----------

 Cash flows from investing activities:
 Decrease in notes receivable                                                                      -                     835,992
 Purchase of property and equipment-net                                                            -                     (31,807)
 Net proceeds on sale of investment                                                                -                   6,750,000
                                                                                          ----------                 -----------
 Net cash provided by investing activities                                                         -                   7,554,185
                                                                                          ----------                 -----------

 Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                       -                     980,000
  Repayment of notes payable-related parties and other                                      (220,723)                   (343,056)
  Preferred stock redeemed                                                                         -                  (1,600,000)
  Purchase of treasury stock                                                                  (5,745)                          -
  Dividends paid                                                                              (1,313)                    (67,384)
                                                                                          ----------                 -----------
 Net cash used in financing activities                                                      (227,781)                 (1,030,440)
                                                                                          ----------                 -----------

 Net increase (decrease) in cash                                                            (307,423)                  6,346,261

 Cash - beginning                                                                          2,619,731                   1,833,478
                                                                                          ----------                 -----------
 Cash - ending                                                                            $2,312,308                 $ 8,179,739
                                                                                          ==========                 ===========

  Supplemental information:
 Cash paid during the period for:
      Interest                                                                            $   75,811                 $   174,975
                                                                                          ==========                 ===========
      Income taxes                                                                        $        -                 $    23,280
                                                                                          ==========                 ===========

 Supplemental schedule of non-cash investing and financing activities:
  Fixed asset financing obligations incurred                                              $        -                 $    31,566
                                                                                          ==========                 ===========

                See Notes to Consolidated Financial Statements

                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company's Annual Report filed with Form 10-KSB for the year ended December 31, 2000. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

     The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at March 31, 2001 totals $1,313. Preferred stock dividends declared for three months totals $1,313. As of April 1, 2001, all dividends declared through March 31, 2001 have been paid in full.

     Earnings (loss) per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Both basic and diluted net income (loss) per share are the same, because the effect of the Company's outstanding warrants and options is anti-dilutive.

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

     On March 14, 2001, b2bstores.com, Inc. completed a merger with IVAX Diagnostics, Inc., in which IVAX Diagnostics, Inc. merged with and into b2bstores.com, Inc. To consummate the merger, b2bstores.com, Inc. issued 20,000,000 shares of common stock as merger consideration, changed its name to IVAX Diagnostics, Inc., and commenced trading on the American Stock Exchange under the symbol "IVD" Because of the dilutive effect on the Company's equity holdings, the Company is no longer considered to be an affiliate of IVAX Diagnostics, Inc.

     During the quarter ended March 31, 2000, the Company and the sellers of June Supply, adjusted the purchase price of June by $300,000. As a result, both the notes payable to the sellers and the corresponding goodwill were reduced by $300,000 during the quarter.

     Subsequent to March 31, 2000 the Company disposed of June Supply Co., Inc., a San Antonio, Texas based subsidiary.

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

     During January 2001, the Company received 25,000 shares of common stock back into the treasury, surrendered to the Company from former outside counsel, originally issued in consideration for services performed, as part settlement of litigation.

     During January 2001, the Company bought back 2,969 of its common shares on the open market for an amount aggregating $5,745, pursuant to its Stock Repurchase Program which was authorized by the Company's Board of Directors on November 22, 2000.

     During March 2001, the Company retired 829 of its common shares representing shares not earned per the purchase agreement of Superior Chemical & Supply, Inc. for the 12 months ended July 31, 2000.

5.   Preferred Stock

     On March 16, 2000, the Company redeemed all of its outstanding shares of Series D Preferred Stock for a total of $1,600,000 plus unpaid accrued dividends
of $29,071.04    .

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

6.   Contingencies

     In connection with the Company's current investment in equip2move.com Corporation, of which they own approximately 34%, the Company is obligated to provide equip2move with additional equity financing of $1.25 million by or before February 1, 2001. As of May 15, 2001, the Company has not provided equip2move with the additional equity financing and is negotiating with equip2move to relieve the obligation.

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

     General

     In December 2000, the Board voted to discontinue its current business plan of acquisition and consolidation of janitorial supply companies. The Board is currently exploring strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. In the interim, the Company intends to continue to operate its remaining operating subsidiaries and monitor its equity investments.

     Prior to the Board's decision to discontinue its consolidation strategy in the janitorial industry, the Company's business model focused on acquiring janitorial distribution companies which met the Board's defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, Inc., NISSCO/Sunline, Inc. ("NISSCO"), Cleaning Ideas Corporation, Superior Chemical & Supply, Inc. and June Supply, Inc. ("June") and had completed substantial equity investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move.com Corporation. Subsequently, the Company has disposed of two of the subsidiaries. On September 29, 2000 the Company completed the sale of the assets of NISSCO and on December 22, 2000, the Company completed the sale of the assets of June. NISSCO and June were dissolved on December 28, 2000.

     Results of Operations

     Results of operations for the three-month period ended March 31, 2001 and 2000:

     The net sales increased $46,626 for the three-month period ended March 31, 2001 ("2001") as compared to the three-month period ended March 31, 2000 ("2000") from $2,068,211 to $2,114,837. The gross profit percentage decreased from 48% for 2000 to 41% for 2001. This decrease is mostly attributable to emergence of much stronger competition in 2001, therefore realizing a lower mark-up on the sale of product.

     Operating expenses decreased from $1,445,293 for 2000 to $1,014,873 for 2001, approximately 30%. The majority of this decrease, approximately $430,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill was recorded on acquisitions of approximately $106,000 during 2001 and $222,000 during 2000. This reduction is due to the disposal of two subsidiaries subsequent to March 31, 2000.

     The Company had a net loss in 2001 of $137,435, as compared to net income of $4,830,357, in 2000.

     Liquidity and Capital Resources

     For the three-month period ended March 31, 2001, the Company's cash flows from operations was negative $79,642, as a result of a net loss of $137,435 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $154,907, an increase in accounts payable of $20,164, a decrease in inventory of $4,316, a decrease in prepaid expenses and other current assets of $5,058, a loss on equity investment of $24,389, offset by shares returned for legal services of $46,875, an increase in accounts receivable of $99,158 and an increase in prepaid expenses and other assets of $5,008.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     In connection with the Company's current investment in equip2move.com Corporation, of which they own approximately 34%, the Company is obligated to provide equip2move with additional equity financing of $1.25 million by or before February 1, 2001. As of May 15, 2001, the Company has not provided equip2move with the additional equity financing and is negotiating with equip2move to relieve the obligation.

     Other than the possible disbursement of the additional equity financing to equip2move.com Corporation and increased expense for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2001. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company . The Company expects that capital requirements for calendar year 2001 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from a private placement offering in November 2000 and the continued operating revenues from the Company's subsidiaries .

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

     Possible Sale of Company Assets in a Business Combination

     If the Company identifies and authorizes the negotiation of a business combination or other strategic alternative in the future, the Company may, as part of an executed agreement, be required to sell certain of its assets, including its subsidiaries. The sale of the subsidiaries is a possible requirement particularly if the chosen strategic partner is likely to change the business direction of the Company or combine an existing, unrelated business with the Company. If the disposal of the subsidiaries does become a provision in an agreement, then, depending on market conditions, availability of willing purchasers, and other market conditions, it is possible that the Company could be forced to sell the subsidiaries at a price significantly lower than the price paid by the Company during the acquisition of the Subsidiaries in order to complete the transaction. Therefore, although the Company would aggressively seek a favorable sale of the subsidiaries, there is a chance that the Company could suffer overall losses on any dispositions of the subsidiaries. In addition, other assets, such as certain investments by the Company, may also need to be disposed of in order to accommodate a business combination or other strategic alternative. If that requirement is a part of an agreement, the Company may be forced to sell these assets at a price significantly lower than the price paid by the Company in order to complete the transaction.

                           PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On March 13, 2000, the Company entered into a stock Purchase Agreement (the "Agreement"), between the Company and ZERO.NET, Inc., a Delaware corporation ("ZERO"), in which the Company sold 1,000,000 shares of b2bstores.com, Inc. ("b2b") common stock to ZERO at $7.00 per share. The gross proceeds on the sale of the b2b stock were $7,000,000 less a brokerage commission of $250,000. On January 29, 2001, the Company received a letter from outside counsel of ZERO (the "Letter"), which stated that ZERO desired to rescind the Agreement, claiming there was a material failure of consideration for the purchase of the b2b stock by ZERO. In response to the letter, the Company has denied any right of rescission by ZERO and, on February 6, 2001, filed a petition for declaratory judgment in State District Court of Bexar County, Texas. The Company has petitioned the Court for a declaration that the Agreement remains in effect and is binding on the parties and that the purported rescission of the Agreement by ZERO is ineffective and invalid. On April 30, 2001, ZERO answered the petition.


ITEM 2.   Changes in Securities

     There have been no changes in the securities of the Company required to be disclosed pursuant to this item.


ITEM 3.   Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the quarter ended March 31, 2001.


ITEM 5.   Other Information and Subsequent Events

     None.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.    Description
-----------    -----------

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

 3(i) Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(ii) By-Laws of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 4(i) Certificate of Designation for the Company's Series A Stock (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 4(ii) Certificate of Designation for the Company's Series E Stock (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 4(iii) Certificate of Designation for the Company's Series D Preferred Stock (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

 4(iv) Certificate of Amendment to the Certificate of Designation for the Company's Series A Stock (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(v)          Certificate of Designation for the Company's Series B Stock.
               (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on December 16, 1999).

 4(vi) Form of 12.75% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(vii) Form of the Warrant Certificate - June 1999 (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

 4(viii) Form of the Warrant Certificate - December 1999 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).

 4(ix) Form of the Warrant Certificate - February 2000 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on June 15, 2000).



_______________________________

(b) Reports on Form 8-K:

     (1) The Company filed an 8-K/A on January 31, 2001 which amended the 8-K that the Company had filed on December 28, 2000 to report the disposition of the assets of June Supply, Inc. under Item 2. The following financial statements were filed on the Form 8-K/A:

          (i) Enviro-Clean of America, Inc. & Subsidiaries Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2000 (Unaudited).

          (ii) Enviro-Clean of America, Inc. & Subsidiaries Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2000 (Unaudited).

          (iii) Enviro-Clean of America, Inc. & Subsidiaries Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999 (Unaudited)

          (iv) Notes to the Condensed Consolidated Financial Statements.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


May 15, 2001                  Enviro-Clean of America, Inc.

                              By:  /s/ Richard Kandel
                                   ------------------------------------------
                                   Richard Kandel, Chief Executive Officer



                                   /s/ Jan Pasternack
                                   ------------------------------------------
                                   Jan Pasternack, Chief Financial Officer