Form 10QSB
period 2001-06-30
ENVIRO CLEAN OF AMERICA INC
filed 2001-08-14
CIK 1052341

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

                 For the quarterly period ended June 30, 2001

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No
   -----

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of August 13, 2001 was 5,580,710.

     Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                                    ---     ---

================================================================================

                         ENVIRO-CLEAN OF AMERICA, INC.


                               TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----
                                  PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of June 30,2001 (Unaudited)                                2
         and December 31, 2000 (Audited)...........................................................
         Condensed Consolidated Statements of Income of Operations for the three and six  months
          ended June 30, 2001 and 2000 (Unaudited).................................................          3

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001
          and 2000 (Unaudited).....................................................................          4

         Notes to the Condensed  Consolidated Financial Statements (Unaudited).....................          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....          8


                                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................         12

Item 2.  Changes in Securities.....................................................................         12

Item 3.  Defaults Upon Senior Securities...........................................................         12

Item 4.  Submission of Matters to a Vote of Security Holders.......................................         12

Item 5.  Other Information and Subsequent Events...................................................         12

Item 6.  Exhibits and Reports on Form 8-K..........................................................         13

SIGNATURE..........................................................................................         14

INDEX TO EXHIBITS..................................................................................         15

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                            June 30,       December 31,
                                                              2001             2000
                                                          -----------      -----------
                                                          (Unaudited)       (Audited)
                         ASSETS
 Current assets
   Cash................................................   $ 1,557,594      $ 2,618,297
   Accounts receivable, net of allowance for
    doubtful accounts of $63,418.......................       233,820          221,233
   Inventory...........................................       384,922          424,411
   Marketable securities-available for sale............     6,002,400        1,395,000
   Prepaid expenses and other current assets...........        25,446           36,490
   Prepaid income taxes................................             -        1,004,438
   Assets relating to discontinued operations..........             -        1,044,487
                                                          -----------      -----------
    Total current assets...............................     8,204,182        6,744,356

 Fixed assets-less accumulated depreciation and
  amortization of $683,555 and $670,774................       106,149           72,661
 Deferred income tax asset, net of valuation                        -                -
  allowance of $114,000................................
 Equity investment.....................................       768,272          980,384
 Note receivable.......................................     1,000,000                -
 Goodwill..............................................     2,239,883        3,674,179
                                                          -----------      -----------
    TOTAL ASSETS.......................................   $12,318,486      $11,471,580
                                                          ===========      ===========

        LIABILITIES & STOCKHOLDERS'  EQUITY

 Current Liabilities
    Accounts payable and accrued expenses..............   $   552,351      $   603,304
    Notes payable-related parties......................       150,000          775,000
    Current maturities of long-term debt...............        16,361            7,128
    Liabilities relating to discontinued operations....             -          388,019
                                                          -----------      -----------
    Total current liabilities..........................       718,712        1,773,451
                                                          -----------      -----------
 Long-term liabilities
     Notes payable - related parties-subordinated......     1,539,916        1,474,522
     Notes payable-related parties.....................             -          333,334
     Long-term debt, less current maturities...........        43,043           19,413
                                                          -----------      -----------
     Total liabilities.................................     2,301,671        3,600,720
                                                          -----------      -----------
 Commitments
    Redeemable preferred stock-$.001 par value;
     authorized 5,000,000 shares 70,000 shares of
     convertible stock designated as Series E
     stock - $2.50 stated value; issued and
     outstanding 70,000 shares.........................       175,000          175,000
                                                          -----------      -----------
 Stockholders' equity
    Common stock-$.001 par value; authorized
     20,000,000 shares; issued 6,578,454 and
     7,271,752 ; outstanding 5,578,454 and
     6,771,752.........................................         6,580            7,273
    Less: Treasury stock-1,000,000 and 500,000               (950,000)      (1,000,000)
     shares at cost....................................
    Additional paid-in capital.........................    11,147,830       11,559,043
    Accumulated other comprehensive income.............     4,535,610        1,392,210
    Accumulated deficit................................    (4,898,205)      (4,422,666)
    Common stock to be issued..........................             -          160,000
                                                          -----------      -----------
    Total stockholders' equity.........................     9,841,815        7,695,860
                                                          -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $12,318,486      $11,471,580
                                                          ===========      ===========

 See Notes to Condensed Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ---------------------------      --------------------------
                                                              2001             2000            2001            2000
                                                           ----------       ----------      ----------     -----------
 Net Sales..........................................       $1,173,611       $1,507,325      $2,316,542     $ 2,651,270

 Cost of sales......................................          685,021          949,829       1,342,490       1,474,132
                                                           ----------       ----------      ----------     -----------

        Gross profit................................          488,590          557,496         974,052       1,177,138
                                                           ----------       ----------      ----------     -----------
 Operating expenses:
        Salaries....................................          328,001          338,223         607,067         653,503
        Professional fees...........................          128,895           96,432         239,123         205,213
        Depreciation and amortization...............            6,779            8,247          12,782          19,807
        Amortization of goodwill....................          106,946          222,303         213,865         444,606
        Marketing...................................            3,920            7,425           5,121          19,697
        Rent........................................           84,356           85,946         170,570         174,976
        Interest....................................          111,028          202,698         215,085         414,450
        Other.......................................          192,936          248,385         176,262         432,396
                                                           ----------       ----------      ----------     -----------
 Total operating expenses...........................          962,861        1,209,659       1,639,875       2,364,648
                                                           ----------       ----------      ----------     -----------

 Operating loss.....................................         (474,271)        (652,163)       (665,823)     (1,187,510)

 Other income (expense).............................         (165,787)          61,504        (163,511)      6,844,317
                                                           ----------       ----------      ----------     -----------

 Income (loss) before income tax expense............         (640,058)        (590,659)       (829,334)      5,656,807

 Income tax  expense (benefit)......................           12,888          (14,740)         16,330       1,632,664
                                                           ----------       ----------      ----------     -----------

 Net income (loss) from continuing operations.......         (652,946)        (575,919)       (845,664)      4,024,143
                                                           ----------       ----------      ----------     -----------
 Income from operations of discontinued
 Subsidiaries.......................................          109,268          510,386         164,551         740,681

 Income from disposal of subsidiaries...............          208,200                -         208,200               -
                                                           ----------       ----------      ----------     -----------

 Net income from discontinued operations............          317,468          510,386         372,751         740,681
                                                           ----------       ----------      ----------     -----------

 Net income (loss)..................................         (335,478)         (65,533)       (472,913)      4,764,824

 Preferred stock dividends..........................           (1,313)         (53,287)         (2,625)       (120,671)
                                                           ----------       ----------      ----------     -----------
 Net income (loss) attributable to common
  stockholders.......................................        (336,791)        (118,820)       (475,538)      4,644,153
                                                           ==========       ==========      ==========     ===========

 Income (loss) per share from continuing
  operations........................................       $    (0.10)      $    (0.11)     $    (0.13)    $      0.72
                                                           ==========       ==========      ==========     ===========

 Income per share from discontinued operations......       $     0.05       $     0.09      $     0.06     $      0.14
                                                           ==========       ==========      ==========     ===========

 Income (loss) per share-basic and diluted..........       $    (0.05)      $    (0.02)     $    (0.07)    $      0.86
                                                           ==========       ==========      ==========     ===========

 Weighted average number of shares outstanding......        6,692,723        5,935,797       6,772,100       5,409,553
                                                           ==========       ==========      ==========     ===========

                See Notes to Consolidated Financial Statements

                 ENVIRO-CLEAN OF AMERICA, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (unaudited)

                                                                                 2001           2000
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss).......................................................  $  (472,913)    $ 4,764,824
                                                                             -----------     -----------
   Adjustments to reconcile net income or (loss) to net cash
   used in operating activities:
       Depreciation and amortization.......................................       31,358          75,387
       Amortization of goodwill............................................      213,865         444,606
       Non-cash interest expense...........................................       65,394         119,766
       Gain on sale of investment..........................................            -      (6,747,000)
       Gain on sale of subsidiaries........................................     (208,200)              -
       Shares returned for legal services..................................      (46,875)              -
       Loss on equity investment...........................................      212,112               -
   Changes in assets and liabilities net of
   effects of dispositions:
       Increase in accounts receivable.....................................      (12,587)       (682,130)
       (Increase) decrease in prepaid expenses and taxes...................    1,015,482         (44,592)
       (Increase) decrease in inventories..................................       39,489        (139,134)
       Increase (decrease) in accounts payable and accrued expenses........      (50,953)        111,346
       Increase in income taxes payable....................................            -         609,996
                                                                             -----------     -----------
    Total adjustments......................................................    1,259,085      (6,251,755)
                                                                             -----------     -----------
    Net cash provided by (used in) operating activities....................      786,172      (1,486,931)
                                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in notes receivable..........................................            -         835,992
     Purchase of property and equipment-net................................      (46,268)        (47,789)
     Investment in promissory note receivable..............................   (1,000,000)              -
     Investment in marketable securities...................................            -      (1,000,000)
     Net proceeds on sale of investment....................................            -       6,750,000
     Net proceed on sale of subsidiaries...................................      533,334               -
     Sale of subsidiaries..................................................      (94,130)              -
                                                                             -----------     -----------
     Net cash provided by (used in) investing activities...................     (607,064)      6,538,203
                                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock.............................            -       1,876,475
    Repayment of notes payable-related parties and other...................     (925,471)       (628,287)
    Preferred stock redeemed...............................................            -      (4,580,000)
    Purchase of treasury stock.............................................     (311,715)              -
    Dividends paid.........................................................       (2,625)       (120,671)
                                                                             -----------     -----------
    Net cash used in financing activities..................................   (1,239,811)     (3,452,483)
                                                                             -----------     -----------
NET INCREASE (DECREASE) IN CASH............................................   (1,060,703)      1,598,789
CASH - BEGINNING...........................................................    2,618,297       1,833,478
                                                                             -----------     -----------
CASH - ENDING..............................................................  $ 1,557,594     $ 3,432,267
                                                                             ===========     ===========
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
      Interest.............................................................  $   158,613     $   363,205
                                                                             ===========     ===========
      Income taxes.........................................................  $    23,430     $ 1,028,080
                                                                             ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Fixed asset financing obligations incurred...............................  $     4,150     $    31,566
                                                                             ===========     ===========

           See Notes to Condensed Consolidated Financial Statements

                ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001



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

     The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at June 30, 2001 totals $1,313. Preferred stock dividends declared for six months totals $2,625. As of July 1, 2001, all dividends declared through June 30, 2001 have been paid in full.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142.)

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, beginning on January 1, 2002. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets".

     The Company is assessing the impact of adopting these standards on the consolidated financial statements.

3.   Acquisitions and dispositions

     Effective June 29, 2001, the Company sold all of the outstanding capital stock of Kandel & Son, Inc., it's New York-based wholly-owned subsidiary engaged in the wholesale distribution of sanitary supplies, to Richard Kandel, the Company's Chairman of the Board and Chief Executive Officer. The stock was sold in exchange for 300,000 shares of IVAX Diagnostics, Inc common stock, par value $.01, 1,000,000 shares of Enviro-Clean of America, Inc. common stock, par value $.001, and the release of any obligation by the Company under Mr. Kandel's employment agreement, dated December 1, 2000. As part of the transaction, Mr. Kandel resigned as the Chairman of the Board and the Chief Executive Officer of the Company.

     The income from disposal of this subsidiary aggregating $1,154,540 has been calculated as follows:

     Selling price                                $1,464,000

     Equity in assets sold                           309,460
                                                  ----------
     Net income from disposal of subsidiary       $1,154,540
                                                  ----------

The operations of Kandel have been segregated from the consolidated income from continuing operations.

     Effective June 29, 2001, the Company sold all of the net assets of Superior Chemical & Supply, Inc., it's Kentucky-based wholly-owned subsidiary engaged in the distribution of cleaning supplies. The aggregate selling price of these assets was $533,334.

     The loss on disposal of this subsidiary aggregating $946,340 has been calculated as follows:

     Selling price                               $  533,334
                                                 ----------

          Cash                                        4,092
          Accounts receivable                       258,586
          Inventory                                 235,113
          Property and equipment                     48,460
          Accounts payable                          (97,173)
          Loans payable                             (26,519)
                                                 ----------
     Net assets sold                                422,559
     Excess of cost over fair value of assets
      originally acquired (goodwill)              1,057,115
                                                 ----------
     Net assets upon disposal                     1,479,674
                                                 ----------
     Net loss on disposal of subsidiary          $  946,340
                                                 ----------

The operations of Superior have been segregated from the consolidated income from continuing operations.

4.   Investment in Affiliate

     In 1999 and 2000, the Company and certain directors of the Company invested in b2bstores.com, Inc., formerly a California based company which designed Internet-based electronic commerce programs. During the three months ended March 31, 2000, b2bstores.com, Inc. repaid working capital loans from the Company totaling $1,399,836 plus interest equal to 8% per annum. Subsequently, in March 2000, the

Company sold one-half of its investment, or 1,000,000 shares of b2bstores.com, Inc. common stock, for net proceeds of $6,750,000 through a private sale to ZERO.NET, Inc., a Delaware company.

     On March 14, 2001, b2bstores.com, Inc. completed a merger with IVAX Diagnostics, Inc., in which IVAX Diagnostics, Inc. merged with and into b2bstores.com, Inc. In the merger, b2bstores.com, Inc. issued 20,000,000 shares of common stock as merger consideration, changed its name to IVAX Diagnostics, Inc., and commenced trading on the American Stock Exchange under the symbol "IVD." Because of the dilutive effect on the Company's equity holdings, the Company is no longer considered to be an affiliate of IVAX Diagnostics, Inc.

     During the quarter ended March 31, 2000, the Company and the sellers of June Supply Corporation ("June Supply"), adjusted the original purchase price of June Supply, thereby reducing both the notes payable to the sellers and the corresponding goodwill by $300,000 during the first quarter of 2000. The Company subsequently disposed of June Supply.

5.   Other investments

     On May 31, 2000, the Company purchased a 30% equity stake in Equip2move.com, Inc. ("Equip2move"), a New York-based start-up company which hosts auctions on the Internet. In July of 2000 the Company provided a working capital loan of $1,000,000 to Equip2move, which was ultimately converted into 1,000,000 shares of Equip2move's Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Equip2move common stock at an exercise price of $1.00 (the "Warrant"). The Company's investment of $1,075,000 represented approximately 35% of the total equity of Equip2move as of May 31, 2001. As part of a stockholders agreement, the Company committed to provide additional financing of $1,250,000 by February 1, 2001. The Company did not deliver the additional proceeds by the scheduled deadline and began negotiations to relieve the financing obligation.

     The negotiations ended as of June 29, 2001, when the Company and Equip2move agreed to a settlement to the relieve the Company of certain obligations owed to Equip2move including; (i) complete and total relief of the remaining obligation to produce $1,250,000 in additional financing for Equip2move by February 1, 2001, and (ii) termination of any remaining obligation by the Company to pay not less than $150,000 and not more than $250,000 for the creation, design and implementation of the Equip2move website through June 30, 2001. In exchange for the relief of the future obligations, the Company reduced its equity in Equip2move from its position of approximately 35% to 19.9%. This reduction was completed through the Company's return of 2,607,675 shares of Series B common stock of Equip2move and the Warrant. The Company holds 1,217,325 shares of Series B common stock and 1,000,000 shares of Series A Preferred Stock as of August 13, 2001.

     On June 25, 2001, the Board authorized the investment of $1,000,000 in a private placement offering by Excaliber I, L.L.C. ("Excaliber"), in which Excaliber offered a minimum of $1,000,000 in promissory notes. Excaliber is in the business of acquiring and servicing charged-off debt portfolios. The President of the Managing Member of Excaliber, Melvin Schreiber, is also a director of the Company. Mr. Schreiber did not participate in the Board's discussion or vote on the investment.

6.   Stockholders' Equity

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

     In June 2000, the Company began an private offering targeted at the holders of its 12.75% subordinated convertible notes (the "Noteholders"), in which the Noteholders were offered the opportunity to convert their notes into shares of Common Stock at a conversion price of $3.00 per share of Common Stock. As of June 30, 2000, a total of $1,362,000 of debt was converted into 453,987 common shares and $39 cash in lieu of fractional shares. In connection with the same offering of Common Stock, an additional 281,500 shares of Common Stock were sold for aggregate cash proceeds of $844,500.

     During January 2001, a shareholder returned 25,000 shares of the Company's Common Stock which was originally issued in consideration for services performed, as part of a negotiated settlement.

     During March 2001, the Company retired 829 shares of issued but unearned Common Stock, representing shares that could no longer be earned pursuant to the Superior Chemical & Supply, Inc. acquisition agreement.

     From January through June 2001, the Company bought back 167,469 of its common shares for an amount aggregating $311,715, pursuant to its Stock Repurchase Program which was authorized by the Company's Board of Directors on November 22, 2000.


7.   Preferred Stock

     In March, 2000, the Company redeemed all of its outstanding shares of Series D Preferred Stock for a total of $1,600,000 plus unpaid accrued dividends of $29,071.04 and initiated an offering in which the holders of the Series B Cumulative Convertible Preferred Stock (the "Series B Stock"), were offered the opportunity to convert or redeem their Series B Stock, plus accrued and unpaid dividends.

     As of April 1, 2000, 20,700 shares of the Series B Stock, plus accrued and unpaid dividends were converted into 426,195 shares of Common Stock and the remaining 4,800 outstanding shares of Series B Stock plus accrued and unpaid dividends which were not converted, were redeemed for an aggregate of $492,000. The conversion price for the Series B Stock was $5.00 per share of the Common Stock and the redemption price was $100.00 per share of the Series B Stock. In addition, on April 1, 2000, all of the outstanding shares of the Series A Preferred Stock, were redeemed for a total of $2,500,000, plus unpaid accrued dividends of $25,000.


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

     General

     In December 2000, the Board voted to discontinue its current business plan of acquisition and consolidation of janitorial supply companies. The Board is currently exploring strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, Cleaning Ideas Corporation ("Cleaning Ideas"), monitor its equity investments and passively invest in business opportunities at the Board's discretion.

     Prior to the Board's decision to discontinue its consolidation strategy in the janitorial industry, the Company's business model focused on acquiring janitorial distribution companies which met the Board's defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, Inc. ("Kandel & Son"), NISSCO/Sunline, Inc. ("NISSCO"), Cleaning Ideas, Superior Chemical & Supply, Inc. ("Superior") and June Supply, Inc. ("June Supply") and had completed substantial equity investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move.com Corporation. Subsequently, the Company has disposed of four of its operating subsidiaries, including the disposals of; (i) the sale of the assets of NISSCO on September 29, 2000, (ii) the sale of the assets of June Supply on December 22, 2000, (iii) the sale of all of the capital stock of Kandel & Son as of June 29, 2001, and (iv) the sale of the assets of Superior Chemical & Supply, Inc., as of June 29, 2001.

     Results of Operations

     Results of operations for the six-month period ended June 30, 2001 and 2000:

     The net sales decreased $334,728 for the six-month period ended June 30, 2001 ("2001") as compared to the six-month period ended June 30, 2000 ("2000") from $2,651,270 to $2,316,542. The gross profit percentage decreased from 44% for 2000 to 42% for 2001. This decrease is mostly attributable to emergence of much stronger competition in 2001, therefore realizing lower sales and a lower mark-up on the sale of product.

     Operating expenses decreased from $2,364,648 for 2000 to $1,639,875 for 2001, approximately 31%. The majority of this decrease, approximately $725,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill was recorded on acquisitions of approximately $214,000 during 2001 and $445,000 during 2000. This reduction is due to the disposal of four subsidiaries subsequent to June 30, 2000.

     The Company had a net loss in 2001 of $472,913, as compared to net income of $4,764,824, in 2000.

     Liquidity and Capital Resources

     For the six-month period ended June 30, 2001, the Company's cash flows from operations was positive $786,172, as a result of a net loss of $472,913 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $310,617, a decrease in inventory of $39,489, a decrease in prepaid expenses and other current assets of $1,015,482, a loss on an equity investment of $212,112, offset by a gain on sale of subsidiaries of $208,200, shares returned for legal services of $46,875, an increase in accounts receivable of $12,587 and a decrease in accounts payable and accrued expenses of $50,953.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     Other than the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2001. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2001 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from a private placement offering in November 2000, the income earned from an investment in a promissory note and the continued operating revenues from the Company's subsidiary. Additionally the Company may initiate a new private placement offering if the Board determines that additional capital is needed.

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

                           PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

     There have been no new legal proceedings to report in the second quarter of 2001, and there have been no material developments in the information reported in the Company's quarterly report on Form 10-QSB for the period ending March 31, 2001.

ITEM 2.   Changes in Securities

     None.

ITEM 3.   Defaults Upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on June 13, 2001. Richard Kandel, Randall K. Davis, Steven Etra, Gary C. Granoff and Melvin Schreiber were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders ratified the appointment of Goldstein, Golub Kessler L.L.P. as independent certified public accountants for the 2001 fiscal year. The results of the voting at the annual shareholders meeting held on June 13, 2001 were as follows:

Proposal No. 1
(Election of Directors)

Company Nominee                                      For           Against     Withheld
---------------                                      ---           -------     --------
Richard Kandel                                       3,868,603     -           -

Randall K. Davis                                     3,865,103     -           3,500

Steven Etra                                          3,865,103     -           3,500

Gary C. Granoff                                      3,868,603     -           -

Melvin Schreiber                                     3,868,603     -           -

Proposal No. 2
(Ratification of Goldstein, Golub  Kessler L.L.P.
 as independent certified public accountants)

For                                                  Against       Abstain     Non-Votes
3,859,503                                            0             9,100       -


ITEM 5.   Other Information and Subsequent Events

     None.

ITEM 6:   Exhibits And Reports On Form 8-K

(a)  Exhibits:

     The exhibits, as listed on the Exhibit Index on Page 15, are hereby incorporated by reference.

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 13, 2001

                              Enviro-Clean of America, Inc.


                              By: /s/ Randall K. Davis
                                 --------------------------------------
                              Randall K. Davis, Chief Executive Officer



                              By: /s/ Jan Pasternack
                                 --------------------------------------
                              Jan Pasternack, Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                          Description
-----------                          -----------

 2(i) Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of America, Inc., dated September 29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

 2(ii) Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Enviro-Clean of America, Inc. dated December 22, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on December 28, 2000).

 2(iii) Asset Purchase Agreement, by and between Superior One Source, Inc., Superior Chemical & Supply, Inc., and Enviro-Clean of America, Inc., dated June 29, 2001. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on July 20,
               2001).

 2(iv) Stock Purchase Agreement between Richard Kandel, Kandel & Son, Inc. and Enviro-Clean of America, Inc., dated June 29, 2001. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on July 20, 2001).


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

 10(i)+ Settlement Agreement by and between the Company and Equip2move,.com Corporation, dated June 30, 2001.

 10(ii)+       Subscription Agreement with Excaliber I, L.L.C., dated June 26,
               2001.

10(iii)+ Promissory Note, dated July 20, 2001 between Excaliber I, L.L.C. as borrower, and Enviro-Clean of America, Inc. as Payee.
_______________________________
+ Filed herewith.