Form 10QSB
period 2001-09-30
TITANIUM HOLDINGS GROUP INC
filed 2001-11-09
CIK 1052341

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

               For the quarterly period ended September 30, 2001

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 0-26433

                         TITANIUM HOLDINGS GROUP, INC.
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

                         Enviro-Clean of America, Inc.
                  (Former name, if changed since last report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of November 6, 2001 was 5,578,210.

     Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                                    ---    ---

                         TITANIUM HOLDINGS GROUP, INC.

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                 PART I - FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,2001 (Unaudited)
           and December 31, 2000 (Audited).....................................................              2
          Condensed Consolidated Statements of Income of Operations for the three and nine
           months ended September 30, 2001 and 2000 (Unaudited)................................              3
          Condensed Consolidated Statements of Cash Flows for the nine months ended September
           30, 2001 and 2000 (Unaudited).......................................................              4
          Notes to the Condensed  Consolidated Financial Statements (Unaudited)................              5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations..........................................................................              9


                                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................             12

Item 2.   Changes in Securities................................................................             12

Item 3.   Defaults Upon Senior Securities......................................................             12

Item 4.   Submission of Matters to a Vote of Security Holders..................................             12

Item 5.   Other Information and Subsequent Events..............................................             12

Item 6.   Exhibits and Reports on Form 8-K.....................................................             12

SIGNATURES.....................................................................................             13

INDEX TO EXHIBITS..............................................................................             14

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
            FORMERLY: ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                September 30,       December 31,
                                                                                                    2001                2000
                                                                                                -------------       ------------
                                                                                                 (unaudited)         (unaudited)
                                        ASSETS
Current assets:
  Cash....................................................................................      $     838,112       $  2,618,297
  Accounts receivable, net of allowance for doubtful acounts of $63,418...................            232,278            221,233
  Inventory...............................................................................            380,097            424,411
  Marketable securities-available for sale................................................          2,685,825          1,395,000
  Prepaid expenses and other current assets...............................................             40,264             36,490
  Prepaid income taxes....................................................................                  -          1,004,438
    Assets relating to discontinued operations............................................                  -          1,044,487
                                                                                                -------------       ------------
      Total current assets................................................................          4,176,576          6,744,356

Marketable securities-available for sale (restricted).....................................          1,552,500                  -
Fixed assets-less accumulated depreciation and amortization of $690,334 and $670,774......             99,371             72,661
Deferred income tax asset, net of valuation allowance of $114,000.........................                  -                  -
Equity investment.........................................................................            768,272            980,384
Notes receivable..........................................................................          1,100,000                  -
Goodwill..................................................................................          2,170,608          3,674,179
                                                                                                -------------       ------------
    TOTAL ASSETS..........................................................................      $   9,867,327       $ 11,471,580
                                                                                                =============       ============
                         LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses...................................................      $     425,509       $    603,304
  Notes payable-related parties...........................................................                  -            775,000
  Current maturities of long-term debt....................................................             17,061              7,128
  Liabilities relating to discontinued operations.........................................                  -            388,019
                                                                                                -------------       ------------
      Total current liabilities...........................................................            442,570          1,773,451
                                                                                                -------------       ------------
Long-term liabilities
  Notes payable - secured.................................................................          1,445,000                  -
  Notes payable - related parties-subordinated............................................                  -          1,474,522
  Notes payable-related parties...........................................................                  -            333,334
  Long-term debt, less current maturities.................................................             38,202             19,413
                                                                                                -------------       ------------
        Total liabilities.................................................................          1,925,772          3,600,720
                                                                                                -------------       ------------
Commitments
  Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
   70,000 shares of convertible stock designated as Series E stock-
   $2.50 stated value; issued and outstanding 70,000 shares...............................            175,000            175,000
                                                                                                -------------       ------------
Stockholders' equity
  Common stock-$.001 par value; authorized 20,000,000 shares;
   issued 5,578,210 and 7,271,752; outstanding 5,572,810 and 6,771,752....................              5,580              7,273
  Less: Treasury stock-5,400 and 500,000 shares at cost...................................             (6,294)        (1,000,000)
  Additional paid-in capital..............................................................         10,119,894         11,559,043
  Accumulated other comprehensive income..................................................          2,771,540          1,392,210
  Accumulated deficit.....................................................................         (5,124,165)        (4,422,666)
  Common stock to be issued...............................................................                  -            160,000
                                                                                                -------------       ------------
  Total stockholders' equity..............................................................          7,766,555          7,695,860
                                                                                                -------------       ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................      $   9,867,327       $ 11,471,580
                                                                                                =============       ============

           See Notes to Condensed Consolidated Financial Statements

                 TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
            FORMERLY: ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                       ----------------------------        ----------------------------
                                                          2001             2000                2001             2000
                                                       ----------      ------------        -----------      -----------
 Net Sales..........................................   $1,051,020      $  1,415,379        $ 3,367,562      $ 4,066,649

 Cost of sales......................................      592,945         1,024,488          1,935,435        2,498,620
                                                       ----------      ------------        -----------      -----------

       Gross profit.................................      458,075           390,891          1,432,127        1,568,029
                                                       ----------      ------------        -----------      -----------

 Operating expenses:
        Salaries....................................      285,555           337,432            892,622          990,935
        Professional fees...........................       75,696           114,117            314,819          319,330
        Depreciation and amortization...............        6,778             7,256             19,560           27,063
        Amortization of goodwill....................       69,275           222,304            283,140          666,910
        Marketing...................................       16,469             2,903             21,590           22,600
        Rent........................................       85,191            84,963            255,761          259,939
        Interest....................................       62,170           132,392            277,255          546,842
        Other.......................................      121,252           228,802            297,514          612,578
                                                       ----------      ------------        -----------      -----------
 Total operating expenses...........................      722,386         1,130,169          2,362,261        3,446,197
                                                       ----------      ------------        -----------      -----------

 Operating loss.....................................     (264,311)         (739,278)          (930,134)      (1,878,168)

 Other income (expense).............................       39,662            48,620           (123,849)       6,891,937
                                                       ----------      ------------        -----------      -----------

 Income (loss) before income tax expense............     (224,649)         (690,658)        (1,053,983)       5,013,769

 Income tax  expense (benefit)......................            -          (829,064)            16,330          805,926
                                                       ----------      ------------        -----------      -----------

 Net income (loss) from continuing operations.......     (224,649)          138,406         (1,070,313)       4,207,843
                                                       ----------      ------------        -----------      -----------

 Income from operations of discontinued
    subsidiaries....................................            -           139,429            164,551          882,436

 Income (loss) from disposal of subsidiaries........            -        (2,342,029)           208,200       (2,389,649)
                                                       ----------      ------------        -----------      -----------

 Net income (loss) from discontinued operations.....            -        (2,202,600)           372,751       (1,507,213)
                                                       ----------      ------------        -----------      -----------

 Net income (loss)..................................     (224,649)       (2,064,194)          (697,562)       2,700,630

 Preferred stock dividends..........................       (1,313)           (1,312)            (3,938)        (121,983)
                                                       ----------      ------------        -----------      -----------
 Net income (loss) attributable to common
    stockholders....................................   $ (225,962)     $ (2,065,506)       $  (701,500)     $ 2,578,647
                                                       ==========      ============        ===========      ===========
 Income (loss) per share from continuing
    operations......................................       $(0.04)            $0.02             $(0.17)           $0.73
                                                       ==========      ============        ===========      ===========
 Income (loss) per share from discontinued
    operations......................................   $        -            $(0.34)             $0.06           $(0.28)
                                                       ==========      ============        ===========      ===========

 Income (loss) per share-basic and diluted..........       $(0.04)           $(0.32)            $(0.11)           $0.45
                                                       ==========      ============        ===========      ===========

 Weighted average number of shares outstanding......    5,577,692         6,357,682          6,336,447        5,727,902
                                                       ==========      ============        ===========      ===========

                See Notes to Consolidated Financial Statements

                 TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
            FORMERLY: ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (unaudited)

                                                                                 2001            2000
                                                                             -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss).......................................................  $  (697,562)    $ 2,700,630
                                                                             -----------     -----------
   Adjustments to reconcile net income or (loss) to net cash provided by
      (used in) operating activities:
          Depreciation and amortization....................................       38,136          94,427
          Amortization of goodwill.........................................      283,140         666,910
          Non-cash interest expense........................................       87,192         152,463
          Gain on sale of investment.......................................            -      (6,747,000)
          (Gain) loss on sale of subsidiaries..............................     (208,200)      2,389,649
          Shares returned for legal services...............................      (46,875)              -
          Loss on equity investment........................................      212,112               -
          Net change in net assets of discontinued operations..............      (94,130)
   Changes in assets and liabilities net of effects of dispositions:
          Increase in accounts receivable..................................      (11,045)       (279,891)
          (Increase) decrease in prepaid expenses and taxes................    1,000,664        (251,512)
          (Increase) decrease in inventories...............................       44,314        (254,860)
          Decrease in accounts payable and accrued expenses................     (177,788)        (50,140)
                                                                             -----------     -----------
    Total adjustments......................................................    1,127,520      (4,279,954)
                                                                             -----------     -----------
    Net cash provided by (used in) operating activities....................      429,958      (1,579,324)
                                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable..........................................            -        (188,704)
     (Purchase) disposal of property and equipment-net.....................      (46,268)         12,993
     Investment in promissory notes receivable.............................   (1,100,000)              -
     Investment in marketable securities...................................            -      (1,000,000)
     Net proceeds on sale of investment....................................            -       6,750,000
     Net proceeds on sale of subsidiaries..................................      533,334               -
                                                                             -----------     -----------
     Net cash provided by (used in) investing activities...................     (612,934)      5,574,289
                                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock.............................            -       1,876,475
    Repayment of notes payable-related parties and other...................   (2,717,612)       (865,987)
    Net proceeds from issuance of secured notes............................    1,445,000               -
    Preferred stock redeemed...............................................            -      (4,580,000)
    Purchase of treasury stock.............................................     (320,659)     (1,000,000)
    Dividends paid.........................................................       (3,938)       (121,983)
                                                                             -----------     -----------
    Net cash used in financing activities..................................   (1,597,209)     (4,691,495)
                                                                             -----------     -----------
NET DECREASE IN CASH.......................................................   (1,780,185)       (696,530)
CASH - BEGINNING...........................................................    2,618,297       1,833,478
                                                                             -----------     -----------
CASH - ENDING..............................................................  $   838,112     $ 1,136,948
                                                                             ===========     ===========
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
      Interest.............................................................  $   265,144     $   473,757
                                                                             ===========     ===========
      Income taxes.........................................................  $    23,430     $ 1,031,193
                                                                             ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Fixed asset financing obligations incurred...............................  $     4,150     $    74,043
                                                                             ===========     ===========

           See Notes to Condensed Consolidated Financial Statements

                 TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
            FORMERLY: ENVIRO-CLEAN OF AMERICA, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

     The results of operations for the three months and nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Principal Business Activity and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Titanium Holdings Group, Inc. and its Subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 2001 totals $1,313. Preferred stock dividends declared for nine months totals $3,938. As of October 1, 2001, all dividends declared through September 30, 2001 have been paid in full.

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

3.   Acquisitions and Dispositions

     Effective June 29, 2001, the Company sold all of the outstanding capital stock of Kandel & Son, Inc., its New York-based wholly-owned subsidiary engaged in the wholesale distribution of sanitary supplies, to Richard Kandel, the Company's Chairman of the Board and Chief Executive Officer. The stock was sold in exchange for 300,000 shares of IVAX Diagnostics, Inc common stock, par value $.01, 1,000,000 shares of Titanium Holdings Group, Inc. common stock, par value $.001, and the release of any obligation by the Company under Mr. Kandel's employment agreement, dated December 1, 2000. As part of the transaction, Mr. Kandel resigned as the Chairman of the Board and the Chief Executive Officer of the Company.

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

     Effective June 29, 2001, the Company sold all of the net assets of Superior Chemical & Supply, Inc., its Kentucky-based wholly-owned subsidiary engaged in the distribution of cleaning supplies. The aggregate selling price of these assets was $533,334.

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

     The negotiations ended as of June 29, 2001, when the Company and Equip2move agreed to a settlement to the relieve the Company of certain obligations owed to Equip2move including; (i) complete and total relief of the remaining obligation to produce $1,250,000 in additional financing for Equip2move by February 1, 2001, and (ii) termination of any remaining obligation by the Company to pay not less than $150,000 and not more than $250,000 for the creation, design and implementation of the Equip2move website through June 30, 2001. In exchange for the relief of the future obligations, the Company reduced its equity in Equip2move from its position of approximately 35% to 19.9%. This reduction was completed through the Company's return of 2,607,675 shares of Series B common stock of Equip2move and the Warrant. The Company holds 1,217,325 shares of Series B common stock and 1,000,000 shares of Series A Preferred Stock as of September 30, 2001.

     On June 25, 2001, the Board authorized the investment of $1,000,000 in a private placement offering by Excalibur I, L.L.C. ("Excalibur"), in which Excalibur offered a minimum of $1,000,000 in promissory notes. Excalibur is in the business of acquiring and servicing charged-off debt portfolios. A managing member of Excalibur is also a director of Titanium.

6.   Stockholders' Equity

     In January 2000, the Company began a new private placement of a maximum of 137,500 Units at $8.00 per unit, each consisting of two shares of Common Stock and one common stock purchase warrant. The warrants have an exercise price of $4.25 and are exercisable for a three-year period, which began upon issuance. On February 29, 2000, the Company sold an aggregate of 122,500 units to approximately 18 accredited investors for aggregate proceeds to the Company of $980,000. The Company closed the private placement on February 29, 2000.

     In June 2000, the Company began a private offering targeted at the holders of its 12.75% subordinated convertible notes (the "Noteholders"), in which the Noteholders were offered the opportunity to convert their notes into shares of Common Stock at a conversion price of $3.00 per share of Common Stock. As of June 30, 2000, a total of $1,362,000 of debt was converted into 453,987 common shares and $39 cash in lieu of fractional shares. In connection with the same offering of Common Stock, an additional 281,500 shares of Common Stock were sold for aggregate cash proceeds of $844,500.

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

     From January through September 2001, the Company bought back 175,369 of its common shares for an amount aggregating $320,659, pursuant to its Stock Repurchase Program, which was authorized by the Company's Board of Directors on November 22, 2000.

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

8.   Notes Payable

     In August and September 2001, the Company redeemed all of its outstanding 12.75% subordinated notes totaling $1,638,000. The notes were originated in May 1999 and were due to mature in May 2002.

     In September 2001, the Company began a new private placement of a minimum of $500,000 and a maximum of $2,000,000 of promissory notes (the "Note Offering"). The Company intends to close the private placement during October 2001. The notes are three-year, 9.75% notes and are secured by certain shares of common stock of IVAX Diagnostics, Inc. (the "Diagnostics Shares") held by the Company. Pursuant to the terms of the Note Offering, the Company is required to escrow Diagnostics Shares with an aggregate fair market value equal to 125% of the total aggregate face value of the outstanding notes. The amount of outstanding notes and value of the Diagnostics shares are reviewed periodically by the escrow agent, at which time the escrowed shares are adjusted accordingly. As of September 30, 2001, the proceeds received through the Note Offering aggregated $1,445,000, while 450,000 Diagnostics Shares were escrowed.

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

     General

     In December 2000, the Board voted to discontinue its current business plan of acquisition and consolidation of janitorial supply companies. Since that time, the Board has been, and continues to, explore strategic alternatives outside of the janitorial industry. These alternatives could include a variety of business combinations, including, but not limited to, acquisitions, mergers, strategic alliances divestitures and dispositions. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, Cleaning Ideas Corporation ("Cleaning Ideas"), monitor its equity investments and passively invest in business opportunities at the Board's discretion.

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

     Results of Operations

     Results of operations for the nine-month period ended September 30, 2001 and 2000:

     The net sales decreased $699,087 for the nine-month period ended September 30, 2001 ("2001") as compared to the nine-month period ended September 30, 2000 ("2000") from $4,066,649 to $3,367,562. The gross profit percentage increased from 39% for 2000 to 43% for 2001. The decrease in sales is mostly attributable to the emergence of much stronger competition in 2001 as well as lower sales through the use of "drop-shipments". The increase in gross profit percentage is as a result of the decrease in "drop-shipments", which yield a much lower gross profit.

     Operating expenses decreased from $3,446,197 for 2000 to $2,362,261 for 2001, approximately 31%. The majority of this decrease, approximately $1,084,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill was recorded on acquisitions of approximately $283,000 during 2001 and $667,000 during 2000. This reduction is due to the disposal of four subsidiaries subsequent to June 30, 2000.

     The Company had a net loss in 2001 of $697,562, as compared to net income of $2,700,630, in 2000. The discrepancy is mainly due to the Company's gain on the sale of an investment holding in March 2000.

     Liquidity and Capital Resources

     For the nine-month period ended September 30, 2001, the Company's cash flows from operations was positive $429,958, as a result of a net loss of $697,562 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $408,468, a decrease in inventory of $44,314, a decrease in prepaid expenses and other current assets of $1,000,664, a loss on an equity investment of $212,112, offset by a gain on sale of subsidiaries of $208,200, shares returned for legal services of $46,875, a net change in net assets of discontinued operations of $94,130, an increase in accounts receivable of $11,045 and a decrease in accounts payable and accrued expenses of $177,788.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     Other than the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2001. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2001 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from previous private placement offerings, the income earned from an investment in a promissory note and the continued operating revenues from the Company's subsidiaries.

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

     Possible Sale of Company Assets in a Business Combination

     If the Company identifies and authorizes the negotiation of a business combination or other strategic alternative in the future, the Company may, as part of an executed agreement, be required to sell certain of its assets, including, but not limited to, its operating subsidiary and certain Company investments. This type of asset sale is a possible requirement, particularly if a chosen strategic partner is likely to change the business direction of the Company or combine an existing, unrelated business with the Company. If the asset disposal does become a provision in an agreement, then, depending on market valuations, availability of willing purchasers, and other market conditions, it is possible that the Company could be forced to sell assets at a price significantly lower than the price paid by the Company during acquisition, in order to complete a transaction. Therefore, although the Company would weigh the cost of the risk of loss and aggressively seek a favorable sale of any assets, there is a chance that the Company could suffer overall losses on various asset dispositions in this situation.

                           PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

          There have been no new legal proceedings to report in the third quarter of 2001, and there have been no material developments in the information reported in the Company's quarterly report on Form 10-QSB for the period ending March 31, 2001.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          A special meeting of shareholders of the Company was held on August 31, 2001. At the special meeting, the Company's shareholders approved a motion to amend the Company's Articles of Incorporation in order to change the name of the Company from "Enviro-Clean of America, Inc." to "Titanium Holdings Group, Inc." The motion to amend the Articles of Incorporation was the only item of business addressed at the special meeting. The result of the voting at the shareholders' special meeting held on August 31, 2001 was as follows:

Proposal
(To Amend the Articles of Incorporation to Change Company Name to "Titanium Holdings Group, Inc.")

For                  Against         Abstain

3,547,705            -               -

ITEM 5.   Other Information and Subsequent Events

          In September 2001, the Company began a new private placement of a minimum of $500,000 and a maximum of $2,000,000 of promissory notes. The notes are three-year, 9.75% notes and are secured by Diagnostics Shares held by the Company. Pursuant to the terms of the Note Offering, the Company is required to escrow Diagnostics Shares with an aggregate fair market value equal to 125% of the total aggregate face value of the outstanding notes. The amount of outstanding notes and value of the Diagnostics Shares are reviewed quarterly by the escrow agent, at which time the Company must provide additional Diagnostics Shares for escrow, if needed, or take possession of Diagnostics Shares, if there is a surplus in escrow. The Note Offering was closed on October 31, 2001 with the gross proceeds received by the Company through the Note Offering of an aggregate of $1,595,000, while an aggregate of 550,000 Diagnostics Shares were held in escrow.

          On October 31, 2001, the Company discontinued its Stock Repurchase Program.

ITEM 6.   Exhibits And Reports On Form 8-K

          (a)  Exhibits:

               The exhibits, as listed on the Exhibit Index on page 14, are hereby incorporated by reference.

          (b)  Reports on Form 8-K:

               The Company filed an 8-K on July 20, 2001, to report the sale of the assets of Superior Chemical and Supply, Inc., a wholly-owned subsidiary of the Company, and the sale of Kandel and Son, Inc., a wholly-owned subsidiary of the Company, under Item 2 of the Form 8-K. In addition, the Company announced the Board's approval of a change of the Company's corporate name and changes in the membership of the Board.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 9, 2001
                               Titanium Holdings Group, Inc.



                              By:      /s/ Randall K. Davis
                                  -----------------------------------------
                                  Randall K. Davis, Chief Executive Officer



                              By:      /s/ Jan Pasternack
                                  -----------------------------------------
                                  Jan Pasternack, Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------

 2(i) Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Company, dated September 29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

 2(ii) Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Company, dated December 22, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on December 28, 2000).

 2(iii) Asset Purchase Agreement, by and between Superior One Source, Inc., Superior Chemical & Supply, Inc., and Company, dated June 29, 2001. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on July 20, 2001).

 2(iv) Stock Purchase Agreement between Richard Kandel, Kandel & Son, Inc. and Company, dated June 29, 2001. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on July 20, 2001).

 3(i) Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

 3(ii) Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB filed with the SEC on June 18, 1999).

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

 4(vi) Form of 12 3/4% Subordinate Note (Incorporated by reference to the Company's Report on Form 10-SB/A filed with the SEC on October 22, 1999).

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

 4(x) +        Form of three-year 9 3/4% Secured Promissory Note.

 4(xi) + Pledge and Security Agreement by and between Company and Secured Parties, dated October 31, 2001.

 10(i) + Escrow Agreement by and between Company, Agent, and Escrow Agent, dated October 31, 2001.

 10(ii) +      Form of Agency Agreement by and between Company, Principal and
               Agent

_______________________________
+ Filed herewith.