Form 10KSB
period 2001-12-31
TITANIUM HOLDINGS GROUP INC
filed 2002-04-01
CIK 1052341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
Mark One
--------

 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2001.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-26433
                          TITANIUM HOLDINGS GROUP, INC.
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____
                                                                  ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB____.

         State the issuer's revenues for its most recent fiscal year:
$4,517,722.

         As of March 18, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity. (See definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately $1,351,686 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

         The number of shares of the Common Stock of the Registrant outstanding as of March 20, 2002 was 5,572,810.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on June 14, 2002, are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):
Yes ______ No      X
             ------------
================================================================================

                          TITANIUM HOLDINGS GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                      INDEX

PART I.............................................................................2

   ITEM 1.     DESCRIPTION OF BUSINESS.............................................2

   ITEM 2.     DESCRIPTION OF PROPERTY.............................................6

   ITEM 3.     LEGAL PROCEEDINGS...................................................6

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

PART II............................................................................8

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............8

   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION................................................9

   ITEM 7.     FINANCIAL STATEMENTS...............................................16

   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE...............................................16

PART III..........................................................................17

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................17

   ITEM 10.    EXECUTIVE COMPENSATION.............................................17

   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................17

   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...................................17

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Formation and Acquisitions

         Titanium Holdings Group Inc., formerly known as Enviro-Clean of America, Inc. (the "Company") was incorporated under Nevada law on December 9, 1997. Shortly after incorporation, the Company implemented a consolidation business strategy relating to the marketing and distribution of sanitary supplies and related paper products. In January 1999, the Company completed the acquisitions of Kandel & Son, Inc. ("Kandel & Son"), a New York-based sanitary supply distribution company and NISSCO/Sunline, Inc., a Florida-based marketing group ("NISSCO"). NISSCO and Kandel & Son were subsequently disposed of on September 29, 2000 and June 29, 2001 respectively. (See Business Development - Dispositions).

         In August 1999, the Company acquired Cleaning Ideas Corp. and its wholly owned subsidiary, Sanivac, Inc., which does business under its own name, as well as under the trade name "Davis Manufacturing Company" (collectively, "CIC"). CIC is a San Antonio, Texas based manufacturer and distributor of cleaning supplies, with a particular focus on chemical-based products. CIC has been in business for over 70 years and gives the Company a geographic presence in the Southwestern United States. Under the Davis Manufacturing name, CIC manufactures over 300 products for distribution. CIC operates 9 retail cleaning supplies stores that sell products bearing the "Cleaning Ideas" private label brand name. The retail stores focus on selling industrial quality products to consumers and small businesses. (See Business Issuer - Products, Sales and Marketing). Prior to its acquisition, Randall K. Davis, President, Chief Executive Officer and Chairman of the Board of the Company, and his parents owned CIC.

         Also in August 1999, the Company acquired Superior Chemical & Supply, Inc. ("Superior"), a Bowling Green, Kentucky-based distributor of cleaning supplies. Superior was subsequently disposed of on June 29, 2001 (See Business Development - Dispositions).

         In December 1999, the Company completed the acquisition of June Supply-San Antonio, Inc., ("June Supply"), a Texas janitorial supply distributor. The assets of June Supply were subsequently disposed of on December 22, 2000 (See Business Development - Dispositions).

         Dispositions

         On September 29, 2000 the Company completed the sale of the assets of NISSCO to ebuyexpress.com, L.L.C. at a sale price of $100,000. The Company's Board of Directors (the "Board") authorized the disposition of NISSCO after a large core group of members indicated they would be leaving the NISSCO membership and creating a separate competing buying group. The sale of the assets of NISSCO resulted in a net loss on the disposal of the subsidiary of approximately $1.9 million (See Notes to Consolidated Financial Statements -
Note 2 - Acquisitions and Dispositions).

         On December 22, 2000, the Company completed the sale of the assets of June Supply to York Supply Limited, ("York") at a sales price of $1,400,000. The Board authorized the final disposition of June Supply subsequent to its decision to discontinue the consolidation and acquisition strategy and after experiencing disappointing revenues by June Supply for the fiscal year 2000. (See Business Development - Change of Course). The sale of the assets of June Supply resulted in a net loss on the disposal of the subsidiary of approximately $2.1 million. (See Notes to Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions).

         York is a Texas limited partnership whose general partner is York Supply Management Company, Inc., a Texas corporation ("York Supply Corp"). Alan Stafford, former President and one of the two shareholders of June Supply prior to the Company's acquisition, is the sole limited partner of York, holding a 99% stake in the partnership. Mr. Stafford is also the sole shareholder, director and officer of York Supply Corp. Both York and York Supply Corp were formed for the purpose of completing the acquisition of the assets of June Supply and have no prior history of operations.

         On July 5, 2001, the Company completed the sale of the assets of Superior, to Superior One Source, Inc. ("One Source") for gross proceeds of $533,334. The Board authorized the final disposition of Superior based on (i) the Board's decision to discontinue the consolidation strategy, (ii) decreased revenues and significant account losses by Superior, and (iii) the opportunity to relieve the Company's payment obligation under the terms of the Superior acquisition (See Business Development - Change of Course). The disposition of Superior was supported by an independent third party fairness opinion. The sale of the assets of Superior resulted in a net loss on the disposal of approximately $950,000 (See Notes to Consolidated Financial Statements - Note 2
- Acquisitions and Dispositions).

         One Source is a Kentucky corporation whose sole shareholder is Stephen Haynes, the former President of Superior. One Source was formed specifically for the purpose of completing the acquisition of the assets of Superior and has no prior history of operations. There are no other material relationships between One Source and the Company, Superior, or any of the affiliates, directors or officers of the Company.

         On July 6, 2001, the Company completed the sale of all of the capital stock of Kandel & Son to Richard Kandel, former Chairman of the Board and Chief Executive Officer of the Company, for consideration consisting of the following:
(i) 1,000,000 shares of the Company's Common Stock and (ii) 300,000 shares of IVAX Diagnostics, Inc ("IVD").

         The Company retired the 1,000,000 Company shares, reducing the outstanding common stock of the Company by approximately 15%, and retained the IVD shares as an equity investment. In addition, as part of the transaction, Mr. Kandel tendered his resignation as Chief Executive Officer and Chairman of the Board of the Company and released his rights to any compensation under his employment agreement with the Company. There are no other material relationships between the Company, Kandel & Son, or any of the affiliates, directors or officers of the Company and the disposition of Kandel & Son was supported by an independent third party fairness opinion. The sale of Kandel & Son resulted in a net gain from the disposal of approximately $1.15 million. (See Notes to Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions).

         Change of Course

         In December 2000, the Board unanimously agreed to discontinue the acquisition and consolidation of janitorial supply companies as a result of changes in the marketplace. Some of the reasons for the Board's decision to discontinue the strategy were:

         .   a limited number of available companies that met the Company's acquisition criteria,
         .   inflated acquisition pricing on the few suitable available targets,

         . inadequate investment interest under the acquisition and consolidation strategy as applied to the janitorial supply market, and
         . disappointing sales and business outlook of current subsidiaries and potential targets.

         In order to facilitate a new direction for the Company, the Board formed a special Mergers and Acquisition Committee (the "M&A Committee") to explore strategic alternatives available in the marketplace with the goal of enhancing shareholder value. The Company will continue to hold and operate CIC, while the M&A Committee attempts to identify business combination alternatives, including, but not limited to, potential divestitures, dispositions, acquisitions, mergers and strategic alliances. In addition, on February 9, 2001, the Company engaged the services of Harter Financial, Inc. to provide consulting and advisory services in regard to possible strategic alternatives. (See Management's Discussion and Analysis of Financial Condition and Results of Operation)

         At a special meeting of shareholders of the Company on August 31, 2001, the Company's shareholders approved a motion to amend the Company's Articles of Incorporation in order to change the name of the Company from "Enviro-Clean of America, Inc." to "Titanium Holdings Group, Inc." The change of name was recommended and supported by the Board for the purpose of reflecting the Company's change in business strategy to public stockholders.

BUSINESS OF COMPANY

         Although the Company is actively seeking strategic alternatives, the Company continues to operate as a holding company, the principal asset of which is all the issued and outstanding capital stock of CIC. In addition, the Company continues to monitor the performance of its equity investment of 1,228,500 shares of common stock of IVD and its 19.9% stake in equip2move.com Corporation ("equip2move") (See Notes to the Consolidated Financial Statements - Note 10-Related Party Transaction) as well as note investments with Excalibur I, LLC ("Excalibur").

         Through CIC, the Company engages in the manufacturing, purchasing, marketing and distribution of janitorial and sanitary supplies and related paper products. Although the Company has discontinued its consolidation and acquisition strategy and will not acquire additional janitorial supply companies, its present plan is to continue to operate CIC in the same manner it has in the past.

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

         Products, Sales and Marketing

         CIC is a San Antonio- based regional manufacturer, distributor and retail vendor of cleaning supplies to customers located within Southern Texas.

         CIC distributes over 1,000 products to customers mainly located in Texas. The Company competes principally on the basis of price and value-added services such as next-day delivery, training, customer support and technological innovation in distribution.

         Products distributed by CIC are generally shipped by truck or other common carriers to local distributors who keep an inventory of the most popular products. Less commonly ordered products can be shipped via UPS or other delivery service for next day delivery or by the same common carriers for less time-sensitive deliveries.

         The Company purchases products, through master distributors, from a wide variety of manufacturers. Master distributor refers to a large distributor with national or regional distribution capabilities. Master distributors the Company uses include Bunzl/Papercraft, La Gass Bros., Inc. and Sweet Paper Company. The Company believes that virtually all of its products are available from multiple sources and the loss of one or even several sources would not have a material adverse effect on the Company's business. Further, the Company does not have any ongoing or long-term contractual obligations with any local or master distributors. Similarly, no single customer accounts for more than 5% of the Company's sales on an annual basis. Accordingly, the Company is not overly dependent on any one or few customers.

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

         Trademarks and Research and Development

         Except for CIC's trademarks on the names "Cleaning Ideas" and "Sanivac," the Company has no trademarks, patents, or other licenses that are material to the conduct of its business, nor has there been any material research and development expenses.

         Employees

         The Company, mainly through CIC, currently employs approximately forty-five (45) full-time employees.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 1023 Morales Street, San Antonio, TX 78207, where the CIC offices are located. At this time the Company does not pay rent at this location, as CIC is the lessee for the premises. CIC leases its facilities from their former owners. Management of the Company believes that the rental rates for each of these facilities is at least as favorable as market terms. Rent expense for CIC is estimated to be approximately $282,400 for the next 12 months.

         The Company does not invest in real estate, other than as incident to its business.

ITEM 3.      LEGAL PROCEEDINGS.

         On March 13, 2000, upon a request from Zero.NET, Inc., a Delaware corporation ("ZERO") to negotiate a transaction, the Company negotiated and entered into a Stock Purchase Agreement (the "Agreement"), between the Company and ZERO, in which the Company sold 1,000,000 shares of b2bstores.com, Inc. ("b2b") restricted common stock to ZERO at $7.00 per share. The gross proceeds on the sale of the b2b stock were $7,000,000 less a brokerage commission, paid to Zero's brokerage firm, of $250,000. On January 29, 2001, the Company received a letter from outside counsel of ZERO (the "Letter"), which stated that ZERO desired to rescind the Agreement, claiming there was a material failure of consideration for the purchase of the b2b stock by ZERO. In response to the Letter, the Company has denied any right of rescission by ZERO and, on February 6, 2001, filed a petition for declaratory judgment in State District Court of Bexar County, Texas (the "Court"). The Company has petitioned the

Court for a declaration that the Agreement remains in effect and is binding on the parties and that the purported rescission of the Agreement by ZERO is ineffective and invalid. There has been no further contact between the Company and ZERO since the Company's original receipt of the Letter. ZERO removed the state court case to the United States District Court for the Western District of Texas, San Antonio Division, Civil Action No. SA 01 CV 364 EP in May 2001 pursuant to diversity of citizenship. A scheduling order was subsequently entered. Some written discovery has been conducted and the parties have exchanged witness and exhibit lists. The case is set for trial June 3, 2002. The Company intends to vigorously pursue a legal validation of their rights under the Agreement.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the NASD OTC Bulletin Board (the "OTC") under the symbol "TTHG." Prior to the Company's name change to Titanium Holdings Group, Inc. in August 2001, the Company's Common Stock was traded on the OTC under the symbol ("EVCL"). There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for the shares of the Company's Common Stock for each quarter within the last two years as reported by the National Quotation Bureau, L.C.C. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions, and may not represent actual transactions.

2000                               High              Low
--------------------------------------------------------

January 1 - March 31               $7.000            $0.125
April 1 - June 30                  $6.125            $2.000
July 1 - September 30              $4.250            $2.000
October 1 - December 31            $3.000            $1.125

2001                               High              Low
--------------------------------------------------------

January 1 - March 31               $2.25             $0.625
April 1 -June 30                   $1.30             $0.55
July 1- September 30               $1.10             $0.75
October 1 - December 31            $1.00             $0.25

         On March 18, 2002, the closing price of the Company's Common Stock was $0.40.

         HOLDERS

         There were 251 record holders of the Company's Common Stock as of March 23, 2002.

         DIVIDENDS

         The Company has paid no dividends on its Common Stock to date, nor does it anticipate doing so in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will be dependent upon there being sufficient capital and surplus as required by applicable law, the Company's financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. There can be no assurance that the Company will ever choose to declare such a dividend or that if it did that such funds would be legally available for payment of such dividends.

         RECENT SALES OF UNREGISTERED SECURITIES

         On August 23, 2001, the Company began a private placement of a minimum of $500,000 and maximum of $2,000,000 of secured promissory notes (the "9 3/4% Notes"). The 9 3/4% Notes have a three year maturity date, a simple interest rate of 9 3/4%, and are secured by certain Company shares of IVAX Diagnostics, Inc. pursuant to an pledge and security agreement and an escrow agreement. As of the final closing of December 31, 2001, the Company sold an aggregate of $1,855,000 worth of the 9 3/4% Notes to approximately 17 accredited investors. The 9 3/4% Notes also contain a provision which allows the payee to demand prepayment within thirty days upon the delivery of a notice. As of March 20, 2002, four (4) note holders had demanded prepayments totaling $540,000 and the Company had delivered $440,000 to such holders. As of March 20, 2002, 680,000 shares of IVD shares were held in escrow for the sole purpose of securing the 9 3/4% Notes. The proceeds from the offering of the 9 3/4% Notes were used to prepay outstanding 12 3/4% promissory notes which had previously been issued by the Company and for general working capital purposes.

         The sale of securities in this transaction was made pursuant to subscription agreements and investor questionnaire containing representations and warranties, and eliciting information intended to enable the Company to establish the facts and circumstances entitling the Company to rely upon the exemptions from the registration requirements of the Securities Act under Rule 506 of Regulation D. In addition, the Rule 506 offering did not involve general solicitation or advertising and all of the notes issued bear a restrictive legend as described in the subscription agreements.

         On January 25, 2002, the Company began a new private placement of a minimum of $25,000 and maximum of $1,000,000 of secured promissory notes (the "Second 9 3/4% Notes"). The Second 9 3/4% Notes have terms that are substantially similar to the 9 3/4% Notes. As of the March 19, 2002, the Company had sold an aggregate of $170,000 worth of the Second 9 3/4% Notes to 3 accredited investors. This offering of the Second 9 3/4% Notes is being conducted in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The offering of the Second 9 3/4% Notes has a termination date of May 30, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission (the "Commission") made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effect of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         This item should be read in conjunction with the financial statements contained elsewhere in the report.

         GENERAL

         In December 2000, the Board unanimously voted to discontinue its business plan of acquisition and consolidation of janitorial supply companies. The Board is currently exploring strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed the M&A Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, CIC, monitor its investments in IVD, equip2move and Excalibur, and assess other potential opportunities in the marketplace.

         Prior to the Board's decision to discontinue its consolidation strategy in the janitorial industry, the Company's business model focused on acquiring janitorial distribution companies which met the Board's defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, NISSCO, CIC, Superior and June Supply and had completed substantial investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move. Subsequently, the Company has disposed of four of its operating subsidiaries, including the disposals of; (i) the sale of the assets of NISSCO on September 29, 2000, (ii) the sale of the assets of June Supply on December 22, 2000, (iii) the sale of all of the capital stock of Kandel & Son as of June 29, 2001, and
(iv) the sale of the assets of Superior as of June 29, 2001. The dispositions of the subsidiaries, although substantially reducing overall revenues, have increased cash flows, due to the significant reduction in interest expenses and principal payment expenses relating to the acquisition debt.

         RESULTS OF OPERATIONS

         Results of operations for the year ended December 31, 2001 and 2000:

         The net sales decreased $543,832 for the year ended December 31, 2001 ("2001") as compared to the year ended December 31, 2000 ("2000") from $5,061,554 to $4,517,722. The gross profit percentage increased from 39% for 2000 to 43% for 2001. The decrease in sales is mostly attributable to the emergence of much stronger competition in 2001. The increase in gross profit percentage is a result of a decrease in "drop-shipments", which yield a much lower gross profit.

         Operating expenses decreased from $4,944,026 for 2000 to $3,170,241 for 2001, approximately 36%. The majority of this decrease, approximately $1,850,000, was due to the liquidation of debt from the subsidiary dispositions, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $352,000 during 2001 and $814,000 during 2000. This reduction as well as the reduction in most other operating expenses is due to the disposal of four subsidiaries subsequent to June 30, 2001.

         The Company had a net loss in 2001 of $902,835, as compared to net income of $552,792, in 2000. This reduction was mainly a result of a one time sale of marketable securities in 2000 of 1,000,000 shares of IVD restricted stock, which provided net proceeds to the Company of $6,750,000.

         LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2001, the Company's cash flows provided by operations was $156,543, as a result of a net loss of $902,835 and adjustments to arrive at cash provided by operating activities of depreciation and amortization and non-cash interest of $551,840, a decrease in accounts receivable of $17,414, a decrease in prepaid expenses and other current assets of $992,169, a loss on an equity investment of $212,112, offset by a gain on sale of subsidiaries of $208,200, shares returned for legal services of $46,875, a net change in net assets of discontinued operations of $94,130, accrued interest income, net of $103,668, an increase in inventories of $10,434 and a decrease in accounts payable and accrued expenses of $250,850.

         The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

         The Company has budgeted for approximately $100,000 in capital improvements in 2002, primarily for equipment replacements at CIC's manufacturing facility. Other than as specified in the above sentence and the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for or implementation of a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2002. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2002 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from a private placement offerings in August 2001 and January 2002, the income earned from an investment in a promissory note and the continued operating revenues from the Company's subsidiary.

The Company's contractual obligations and commitments are summarized as follows:

      Obligation                Total         Less than 1 Year        1-3 Years         4-5 Years      After 5 Years
---------------------------------------------------------------------------------------------------------------------

Notes Payable                  $1,655,000            1,655,000                  0                0                 0

Long-Term Debt                     26,280                6,570             19,710                0                 0

Operating Leases                  745,900              282,400            444,200           19,300                 0
---------------------------------------------------------------------------------------------------------------------

Total Contractual
Obligations                    $2,427,180            1,943,970            463,910           19,300                 0
=====================================================================================================================

GENERAL RISK FACTORS

Lack of an Operating Business Plan

         The Company was organized in December 1997 and, in 1999, implemented an acquisition and consolidation strategy in the janitorial supply industry. Within two (2) years, the Company had acquired five wholly-owned operating subsidiaries in the janitorial industry. Subsequently, four of the five subsidiaries were sold. In December 2000, the Board voted to discontinue the acquisition and consolidation strategy due to; (i) a limited number of available companies that met the Company's required acquisition criteria, (ii) the inflated acquisition pricing on the few suitable available targets, and (iii) the Company's inability to attract a high level of investment interest under this strategy.

         Since that time, the Board has not implemented a subsequent operating business plan or determined a particular business direction for the Company. The Company, therefore, continues to operate its remaining subsidiary, CIC, and monitor its outstanding investments. If the Company fails to identify a suitable business direction, the Company's present operating revenues may not sustain operating expenses, which could result in significant losses for the Company.

Operating Losses

         From its incorporation on December 9, 1997, through the present, the Company has incurred significant operating losses. Such losses reflect the cost of the implementation of the acquisition and consolidation strategy, as well as the ultimate cost of disposal of the subsidiaries and abandonment of the strategy. The Company also anticipates that, in the near future, while the Board seeks an alternative strategy, it will incur net-operating losses. While management believes that it can develop a plan of operations that, when implemented, will permit the Company to achieve and sustain profitable operations, no assurance can be given that the Company's operations will be profitable in the future.

Limited Operating History

         The Company has a limited operating history upon which to evaluate the performance and prospects of the Company. There can be no assurance that the Company will operate profitably, that management of the Company will be successful in developing a strategic alternative or that a chosen strategic alternative will be successful. There can be no assurance that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Risk of Registration Under the Investment Company Act of 1940.

         The Investment Company Act of 1940 requires registration for companies that are engaged primarily in the business of investing, reinvesting, and owning, holding or trading in securities. A company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. In light of the Company's minority equity investments in emerging companies and the possibility that the Board may pursue similar opportunities in the marketplace, the Company could have a substantial amount of its assets consist of equity interests in companies which are not majority-owned by the Company. The Company's equity interests in companies that are not majority-owned subsidiaries could be counted as investment securities. Registration as an investment company would subject the Company to restrictions that are inconsistent with its business strategy. The Company may have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when it would otherwise not choose to in order to continue to avoid registration under the Investment Company Act.

Indemnification and Limitation of Liability

         Under the Nevada Revised Statutes (the "Statutes"), the Company shall have the power to eliminate the personal liability of the directors and officers of the Company for monetary damages to the fullest extent possible under the Statutes or other applicable law. These provisions eliminate the liability of directors or officers to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care.

         Under the Statutes, the Company may, by a majority of its disinterested directors, shareholders, or, in some cases, by independent legal counsel, indemnify any officer or director against expenses actually and reasonably incurred, if such person acted in good faith in a manner reasonably believed to be in the best interests of the Company, and in the case of any criminal action or proceeding, if such person had no reasonable cause to believe his conduct was unlawful. The Company may indemnify any officer or director against expenses and amounts actually paid or incurred in settlement not exceeding, in the judgment of the Board of Directors, estimated expenses of litigation. Indemnification and/or advancement of expenses provided by the Statutes are not exclusive and the Company may make any further advancement or payment of expenses. However, no indemnification and/or advancement will be made to any officer or director if such person shall have been adjudged to be liable, unless, upon application and determination of the court that in view of the circumstances in the case, such person is fairly and reasonably entitled to indemnification.

         The Commission has taken the position that indemnification of officers and directors for liability under the federal securities laws may be against public policy and, therefore, unenforceable.

Potential Loss from Lawsuit

         On March 13, 2000, the Company entered into a Stock Purchase Agreement between the Company and ZERO, in which the Company sold 1,000,000 shares of b2b restricted common stock to ZERO at $7.00 per share (See "Legal Proceedings"). The net proceeds on the sale of the b2b stock were $6,750,000. ZERO has since put the Company on notice that it desires to rescind the Stock Purchase Agreement due to a material failure of consideration for the purchase of the b2b stock. The Company has denied any right of rescission by ZERO and began legal proceedings to contest such rescission claim. If a court were to determine that a declaration favorable to the Company was not proper and ZERO were to pursue and have the attempted rescission legally validated, it would have a material adverse effect on the Company.

Decreased Value in IVD Shares

         The Company holds 1,228,500 shares of IVD common stock (See "Business of Company"). This investment represents a significant amount of the Company's total assets. There is substantial fluctuation in the value of the IVD common stock as traded on the American Stock Exchange. Due to the significant holdings by the Company of the IVD common stock, a material depreciation in the value of the IVD common stock would have a direct and materially adverse effect on the Company and its ability to continue to do business or seek a strategic alternative (See Business Development - Change of Course). In addition, the 9 3/4 Notes are secured by approximately 680,000 shares of the Company's IVD common stock holdings. A significant decrease in the value of the IVD common stock would likely cause the holders of the 9 3/4% Notes to request a 30 day prepayment by the Company, which would significantly impact the Company's cash reserves and ability to secure working capital.

Possible Default on Company Investment

         Since June 2001, the Company has invested an aggregate of $1,425,000 in Excalibur promissory notes (See "Business of Company"). This investment represents a significant amount of the Company's total assets. Payments on the promissory notes are payable on a quarterly basis until 150% of the principal amount invested is paid back or upon the end of a two year period from the time of the investment, whichever comes first. The return on the promissory notes is based on the ability of Excalibur to arrange purchases of charged off debt portfolios and its ability to then arrange for the collection of the debt. If Excalibur were unable to secure debt portfolios at an advantageous price or arrange for successful collection of the debt, their ability to service the promissory notes and return the interest and principal due would be affected and the Company's investment would be at risk. The loss of a significant amount of the Company's investment with Excalibur would have a material adverse effect on the Company.

RISK FACTORS RELATING TO THE JANITORIAL SUPPLY INDUSTRY

         The Company, through CIC, continues to operate in the janitorial supply industry. The following risk factors relate to that area of the Company's operations.

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

RISK FACTORS RELATING TO A STRATEGIC ALTERNATIVE

No Assurance of Success of a Strategic Alternative

         The Board has determined that it is in the best interest of its Stockholders to discontinue the consolidation and acquisition strategy in the sanitation and janitorial supply industry. Since the Company's formation, the sanitation and janitorial supply industry is the only industry that management of the Company has been involved in operating. There can be no assurance that current management will be successful in locating a strategic alternative or that such an alternative would benefit the Company or Stockholder value. In addition, if the Company were to begin operating in a different industry, there could be no assurance that current management could operate in another industry successfully or retain management that would successfully run the Company in that industry.

Significant Charges and Expenses in a Business Combination

         Although there is currently no specific business combination or alternative that the Company has negotiated, business combinations and alternatives of the type that the Company may seek often involve significant charges and expenses to conduct. These expenses include investment banking expenses, finders fees, severance payments, legal and accounting fees, printing expenses, travel costs, and other related charges. In addition, the Company could also incur additional unanticipated expenses in connection with a business combination.

ITEM 7.      FINANCIAL STATEMENTS

         Exhibit 99(i), "Titanium Holdings Group, Inc. and Subsidiary Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information concerning the Company's directors and officers required by Item 9 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.

ITEM 10.     EXECUTIVE COMPENSATION.

         The information concerning the compensation of the Company's executives required by Item 10 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management required by Item 11 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information concerning certain relationships and related transactions required by Item 12 is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed within 120 days of the Company's fiscal year end.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.                                          Description
-----------     ----------------------------------------------------------------------------------------------------------

    2(i)                   Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas
                           Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

    2(ii)                  Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of America, Inc., dated September  29, 2000 (Incorporated by reference to the Company's Report on Form
                           8-K filed with the SEC on October 13, 2000).

    2(iii)                 Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Enviro-Clean of
                           America, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on
                           December 28, 2000).

    2(iv)                  Asset Purchase Agreement between Superior One Source, Superior Chemical & Supply, Inc. and Enviro-Clean
                           of America, Inc., dated June 29, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 8-K filed with the SEC on July 20, 2001.)

    2(v)                   Stock Purchase Agreement between Richard Kandel, Kandel & Son, Inc. and Enviro-Clean of America, Inc.,
                           dated June 29, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 8-K filed with the SEC on July 20, 2001.)

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

    4(vi)                  Form of the Warrant Certificate - June 1999 (Incorporated by reference to the Company's Report on Form
                           10-SB/A filed with the SEC on October 22, 1999).

    4(vii)                 Form of the Warrant Certificate - December 1999 (Incorporated by reference to the Company's Report on
                           Form 10-QSB filed with the SEC on June 15, 2000).

    4(viii)                Form of the Warrant Certificate - February 2000 (Incorporated by reference to the Company's Report on
                           Form 10-QSB filed with the SEC on June 15, 2000).

    4(ix)                  Form of three-year 9 3/4% Secured Promissory Note. (Incorporated by reference to the exhibits of the
                           Company's Report on Form 10-QSB filed with the SEC on November 9, 2001.)

    4(x)                   Pledge and Security Agreement by and between Company and Secured Parties, dated October 31, 2001.
                           (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on
                           November 9, 2001.)

   10(i)                   Amended and Restated Employment Agreement between Randall K. Davis and Enviro-Clean of America, Inc.
                           (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on
                           April 2, 2001.)

   10(ii)                  Enviro-Clean of America, Inc. 2000 Stock Incentive Plan (incorporated by reference to the exhibits of the
                           Company's Proxy Statement on Form DEF 14A, filed April 28, 2000).

   10(iii)                 Registration Rights Agreement between the Company and purchasers of Units of 2 shares of common stock and
                           1 warrant in the Company's January 2000 offering. (Incorporated by reference to the exhibits of the
                           Company's Report on Form 10-KSB filed with the SEC on April 2, 2001.)

   10(iv)                  Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's June
                           2000  offering. (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on April 2, 2001.)

   10(v)                   Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's
                           September 2000 offering. (Incorporated by reference to the exhibits of the Company's Report on Form
                           10-KSB filed with the SEC on April 2, 2001.)

   10(vi)                  Registration rights Agreement between the Company and purchasers of Series B Stock and 1000 common stock warrants - December 1999. (Incorporation by reference to the Company's Amendment No.2 to Form 10-SB filed with the Commission on December 16, 1999.)

   10(vii)                 Settlement Agreement by and between the Company and Equip2move,.com Corporation, dated June 30, 2001.
                           (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on
                           August 14, 2001.)

   10(viii)                Subscription Agreement with Excalibur I, L.L.C., dated June 26, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on August 14, 2001.)

   10(ix)                  Promissory Note, dated July 20, 2001 between Excalibur I, L.L.C. as borrower, and Enviro-Clean of
                           America, Inc. as Payee. (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on August 14, 2001.)

   10(x)                   Escrow Agreement by and between Company, Agent, and Escrow Agent, dated October 31, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on November 9,
                           2001.)

   10(xi)                  Form of Agency Agreement by and between Company, Principal and Agent. (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on November 9, 2001.)

   23(i)                   Consent of Goldstein Golub Kessler LLP.*

   99(i)                   Titanium Holdings Group, Inc. and Subsidiary Consolidated Financial Statements for the Fiscal Years Ended
                           December 31, 2001 and 2000 and Independent Auditors Report. *

------------------------------

*        Filed Herewith.

(b) Reports on Form 8-K:
         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Titanium Holdings Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 28, 2002.

                                TITANIUM HOLDINGS GROUP, INC.

                                 By    /s/ Randall K. Davis
                                   ------------------------------------------
                                       Randall K. Davis, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 28, 2002.

                       Signature                                                 Title
                       ---------                                                 -----

         /s/ Randall K. Davis
--------------------------------------------
                        Randall K. Davis                           Chairman of the Board, Chief Executive
                                                                   Officer and President

         /s/ Steven Etra
--------------------------------------------
                           Steven Etra                             Secretary, Treasurer and Director

         /s/ Gary Granoff
--------------------------------------------
                          Gary Granoff                             Director

         /s/ Melvin Schreiber
--------------------------------------------
                        Melvin Schreiber                           Director

         /s/ Aladar Deutsch
--------------------------------------------
                         Aladar Deutsch                            Director

         /s/ Kenneth Etra
--------------------------------------------
                          Kenneth Etra                             Director

         /s/ Jan Pasternack
--------------------------------------------
                         Jan Pasternack                            Chief Financial Officer

                                  Exhibit List

Exhibit No.                                          Description
-----------     ----------------------------------------------------------------------------------------------------------


    2(i)                   Agreement & Plan of Merger among Enviro-Clean of America, Inc., Cleaning Ideas, Inc., Cleaning Ideas
                           Corp., Charles Davis, Carolyn Davis and Randall Davis dated as of August 1, 1999 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on September 3, 1999).

    2(ii)                  Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Enviro-Clean of
                           America, Inc., dated September  29, 2000 (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 13, 2000).

    2(iii)                 Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Enviro-Clean of
                           America, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on
                           December 28, 2000).

    2(iv)                  Asset Purchase Agreement between Superior One Source, Superior Chemical & Supply, Inc. and Enviro-Clean
                           of America, Inc., dated June 29, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 8-K filed with the SEC on July 20, 2001.)

    2(v)                   Stock Purchase Agreement between Richard Kandel, Kandel & Son, Inc. and Enviro-Clean of America, Inc.,
                           dated June 29, 2001. (Incorporated by reference to the exhibits of the Company's Report on Form 8-K filed with the SEC on July 20, 2001.)

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

    4(vi)                  Form of the Warrant Certificate - June 1999 (Incorporated by reference to the Company's Report on Form
                           10-SB/A filed with the SEC on October 22, 1999).

    4(vii)                 Form of the Warrant Certificate - December 1999 (Incorporated by reference to the Company's Report on
                           Form 10-QSB filed with the SEC on June 15, 2000).

    4(viii)                Form of the Warrant Certificate - February 2000 (Incorporated by reference to the Company's Report on
                           Form 10-QSB filed with the SEC on June 15, 2000).

    4(ix)                  Form of three-year 9 3/4% Secured Promissory Note. (Incorporated by reference to the exhibits of the
                           Company's Report on Form 10-QSB filed with the SEC on November 9, 2001.)

    4(x)                   Pledge and Security Agreement by and between Company and Secured Parties, dated October 31, 2001.
                           (Incorporated by reference to the exhibits of the Company's Report on Form 10-QSB filed with the SEC on
                           November 9, 2001.)

   10(i)                   Amended and Restated Employment Agreement between Randall K. Davis and Enviro-Clean of America, Inc.
                           (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on
                           April 2, 2001.)

   10(ii)                  Enviro-Clean of America, Inc. 2000 Stock Incentive Plan (incorporated by reference to the exhibits of the
                           Company's Proxy Statement on Form DEF 14A, filed April 28, 2000).

   10(iii)                 Registration Rights Agreement between the Company and purchasers of Units of 2 shares of common stock and
                           1 warrant in the Company's January 2000 offering. (Incorporated by reference to the exhibits of the
                           Company's Report on Form 10-KSB filed with the SEC on April 2, 2001.)

   10(iv)                  Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's June
                           2000  offering. (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on April 2, 2001.)

   10(v)                   Registration Rights Agreement between the Company and purchasers of Common Stock in the Company's
                           September 2000 offering. (Incorporated by reference to the exhibits of the Company's Report on Form
                           10-KSB filed with the SEC on April 2, 2001.)

   10(vi)                  Registration rights Agreement between the Company and purchasers of Series B Stock and 1000 common stock warrants - December 1999. (Incorporation by reference to the Company's Amendment No.2 to Form 10-SB filed with the Commission on December 16, 1999.)