Form 10QSB
period 2002-03-31
TITANIUM HOLDINGS GROUP INC
filed 2002-05-15
CIK 1052341

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

                  For the quarterly period ended March 31, 2002

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


                       -----------------------------------
                   (Former name, if changed since last report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of May 13, 2002 was 5,572,810.

     Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                                   ---     ---

================================================================================

                          TITANIUM HOLDINGS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----

                                     PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31,2002 (Unaudited)
                  and December 31, 2001 (Audited) .......................................................      2
              Condensed Consolidated Statements of Income of Operations for the three months ended
                  March 31, 2002 and 2001 (Unaudited) ...................................................      3
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002
                  and 2001 (Unaudited) ..................................................................      4
              Notes to the Condensed  Consolidated Financial Statements (Unaudited) .....................      5

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations .........................................................................................      7

                                      PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ..........................................................................      14

     Item 2. Changes in Securities ......................................................................      14

     Item 3. Defaults Upon Senior Securities ............................................................      14

     Item 4. Submission of Matters to a Vote of Security Holders ........................................      14

     Item 5. Other Information and Subsequent Events ....................................................      14

     Item 6. Exhibits and Reports on Form 8-K ...........................................................      15

SIGNATURES ..............................................................................................      15

INDEX TO EXHIBITS .......................................................................................      16

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                    MARCH 31,         DECEMBER 31,
                                                                                                    2002              2001
                                                                                                    (Unaudited)       (Audited)

ASSETS

Current assets
  Cash                                                                                             $   263,242       $   571,423
  Accounts receivable, net of allowance for doubtful accounts of $63,418                               246,517           203,819
  Inventory                                                                                            432,864           434,845
  Marketable securities-available for sale                                                           1,535,800         2,361,180
  Prepaid expenses and other current assets                                                             42,590            48,759
                                                                                                  -------------     -------------
   Total current assets                                                                              2,521,013         3,620,026

Fixed assets-less accumulated depreciation and amortization of $682,443 and $684,943, respectively      59,059            67,205
Deferred income tax asset, net of valuation allowance of $341,000                                            -                 -
Other investment                                                                                       768,272           768,272
Marketable securities-available for sale (collateralized)                                            1,904,000         1,914,000
Notes receivable-related party, including accrued interest of $125,187, and $103,668 respectively    1,520,355         1,411,001
Goodwill                                                                                             2,101,334         2,101,334
                                                                                                  -------------     -------------

  TOTAL ASSETS                                                                                     $ 8,874,033       $ 9,881,838
                                                                                                  =============     =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                                            $   395,958       $   352,453
  Current maturities of long-term debt                                                                   6,570             6,570
  Notes payable-secured                                                                              1,485,000         1,655,000
                                                                                                  -------------     -------------
  Total current liabilities                                                                          1,887,528         2,014,023
                                                                                                  -------------     -------------

Long-term liabilities
  Long-term debt, less current maturities                                                               18,723            19,710
                                                                                                  -------------     -------------
  Total liabilities                                                                                  1,906,251         2,033,733
                                                                                                  -------------     -------------

Commitments and Contingencies
  Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
  70,000 shares of convertible stock designated as Series E stock-
  $2.50 stated value; issued and outstanding 70,000 shares                                             175,000           175,000
                                                                                                  -------------     -------------

Stockholders' equity
  Common stock-$.001 par value; authorized 20,000,000 shares;
  issued and outstanding 5,572,810 shares                                                                5,575             5,575
  Additional paid-in capital                                                                        10,189,891        10,189,891
  Accumulated other comprehensive income                                                             1,973,010         2,808,390
  Accumulated deficit                                                                               (5,375,694)       (5,330,751)
                                                                                                  -------------     -------------
  Total stockholders' equity                                                                         6,792,782         7,673,105
                                                                                                  -------------     -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 8,874,033       $ 9,881,838
                                                                                                  =============     =============



                 See Notes to Consolidated Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                2002                          2001


 Net Sales                                                  $ 1,190,575                   $ 1,142,932

 Cost of sales                                                  700,927                       657,469
                                                           -------------                 -------------

     Gross profit                                               489,648                       485,463
                                                           -------------                 -------------

 Operating expenses:
     Salaries                                                   289,778                       279,067
     Professional fees                                           50,454                       110,228
     Depreciation and amortization                                7,500                         6,003
     Amortization of goodwill                                         -                       106,919
     Marketing                                                    8,702                         1,201
     Rent                                                        85,169                        86,214
     Interest                                                    39,028                       104,057
     Other                                                      144,481                       175,643
                                                           -------------                 -------------
 Total operating expenses                                       625,112                       869,332
                                                           -------------                 -------------

     Operating loss                                            (135,464)                     (383,869)

 Other income                                                    91,834                       191,151
                                                           -------------                 -------------

 Net loss from continuing operations                            (43,630)                     (192,718)

 Income from operations of discontinued subsidiaries                  -                        55,283
                                                           -------------                 -------------

 Net loss                                                       (43,630)                     (137,435)

 Preferred stock dividends                                       (1,313)                       (1,313)
                                                           -------------                 -------------

 Net loss attributable to common stockholders               $   (44,943)                  $  (138,748)
                                                           =============                 =============


 Loss per share from continuing operations                  $     (0.01)                  $     (0.03)
                                                           =============                 =============

 Income per share from discontinued operations              $         -                   $      0.01
                                                           =============                 =============

 Loss per share-basic and diluted                           $     (0.01)                  $     (0.02)
                                                           =============                 =============

 Weighted average number of shares outstanding                5,572,810                     6,751,214
                                                           =============                 =============



                 See Notes to Consolidated Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                   2002                           2001

 Cash flows from operating activities:

 Net loss                                                                      $   (43,630)                   $  (137,435)
                                                                              -------------                  -------------

 Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization                                                       7,500                         15,291
 Loss on disposal of property and equipment                                            646                              -
 Amortization of goodwill                                                                -                        106,919
 Non-cash interest expense                                                               -                         32,697
 Accrued interest income                                                           (90,104)                             -
 Shares returned for legal services                                                      -                        (46,875)
 Loss on equity investment                                                               -                         24,389
 Net change in net assets of discontinued operations                                     -                        (26,001)
 Changes in assets and liabilities net of
 effects of dispositions:
 Increase in accounts receivable                                                   (42,698)                       (95,815)
 Decrease in inventories                                                             1,981                         68,694
 Decrease in prepaid expenses and taxes                                              6,169                          5,713
 Increase in prepaid income taxes                                                        -                         (5,008)
 Increase (decrease) in accounts payable and accrued expenses                       43,505                        (25,921)
                                                                              -------------                  -------------

 Total adjustments                                                                 (73,001)                        54,083
                                                                              -------------                  -------------

 Net cash used in operating activities                                            (116,631)                       (83,352)
                                                                              -------------                  -------------

 Cash flows from investing activities:

 Cash paid for notes receivable                                                   (225,000)
 Proceeds from notes receivable and accrued interest                               205,750                              -
                                                                              -------------                  -------------

 Net cash used in investing activities                                             (19,250)                             -
                                                                              -------------                  -------------

 Cash flows from financing activities:

  Repayment of long-term debt                                                         (987)                      (213,697)
  Repayment of secured notes payable-net                                          (170,000)                             -
  Purchase of treasury stock                                                             -                         (9,061)
  Dividends paid                                                                    (1,313)                        (1,313)
                                                                              -------------                  -------------
 Net cash used in financing activities                                            (172,300)                      (224,071)
                                                                              -------------                  -------------

 Net decrease in cash                                                             (308,181)                      (307,423)

 Cash - beginning                                                                  571,423                      2,619,731
                                                                              -------------                  -------------

 Cash - ending                                                                 $   263,242                    $ 2,312,308
                                                                              =============                  =============

  Supplemental information:
 Cash paid during the period for:
    Interest                                                                   $    39,028                    $    75,811
                                                                              =============                  =============
    Income taxes                                                               $         -                    $         -
                                                                              =============                  =============

            See Notes to Condensed Consolidated Financial Statements

                  TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company's Annual Report filed with Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

     The results of operations for the three months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

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

     The Company has disposed of certain subsidiaries during the year ended December 31, 2001. The results of operations related to these subsidiaries have been segregated from continuing operations for the three-month period ended March 31, 2001.

     Preferred stock dividends in arrears, which represent dividends declared, but unpaid at March 31, 2002 totals $1,313. As of April 1, 2002, all dividends declared through March 31, 2002 have been paid in full.

     Earnings (loss) per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Both basic and diluted net income (loss) per share are the same, because the effect of the Company's outstanding warrants and options is anti-dilutive.

3.   Investment in Affiliate

     On March 14, 2001, b2bstores.com, Inc. completed a merger with IVAX Diagnostics, Inc., in which IVAX Diagnostics, Inc. merged with and into b2bstores.com, Inc. Immediately prior to the merger, the Company owned approximately 11% of the outstanding b2bstores.com, Inc. common stock. In the merger, b2bstores.com, Inc. issued 20,000,000 shares of common stock as merger consideration, changed its name to IVAX Diagnostics, Inc., and commenced trading on the American Stock Exchange under the symbol "IVD." Because of the dilutive effect on the Company's equity holdings due to the merger, the Company is no longer considered to be an affiliate of IVAX Diagnostics, Inc.

4.   Other Investments

     The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized holding gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. On May 31, 2000, the Company purchased a 30% equity stake in Equip2move.com, Inc. ("Equip2move"), a New York-based start-up company which hosts auctions on the Internet. In July of 2000 the Company provided a working capital loan of $1,000,000 to Equip2move, which was ultimately converted into 1,000,000 shares of Equip2move's Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Equip2move common stock at an exercise price of $1.00 (the "Warrant"). The Company's investment of $1,075,000 represented approximately 35% of the total equity of Equip2move as of May 31, 2001. As part of a stockholders agreement, the Company committed to provide additional financing of $1,250,000 by February 1, 2001. The Company did not deliver the additional proceeds by the scheduled deadline and began negotiations to relieve the financing obligation.

     The negotiations ended as of June 29, 2001, when the Company and Equip2move agreed to a settlement to relieve the Company of certain obligations owed to Equip2move including; (i) complete and total relief of the remaining obligation to produce $1,250,000 in additional financing for Equip2move by February 1, 2001, and (ii) termination of any remaining obligation by the Company to pay not less than $150,000 and not more than $250,000 for the creation, design and implementation of the Equip2move website through June 30, 2001. In exchange for the relief of the future obligations, the Company reduced its equity in Equip2move from its position of approximately 35% to 19.9%. This reduction was completed through the Company's return of 2,607,675 shares of Series B common stock of Equip2move and the Warrant. The Company holds 1,217,325 shares of Series B common stock and 1,000,000 shares of Series A Preferred Stock as of March 31, 2002.

     During January 2002, with authorization by the Board of Directors, the Company invested $225,000 to Excalibur I, L.L.C. in exchange for a note receivable. Excalibur is in the business of acquiring and servicing charged-off debt portfolios. A managing member of Excalibur is also a director of the Company.

5.   Stockholders' Equity

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

6.   Recent Accounting Pronouncements

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

     Under the provisions of SFAS No. 142, the Company has six months from the date the statement is initially applied to complete the first step of the transitional goodwill impairment test. The Company is currently negotiating with an independent consultant to perform a review of goodwill.

     Had goodwill not been amortized during the quarter ended March 31, 2001, the results of operations would have been as follows:

                                                              Quarter Ended
                                                             March 31, 2001
                                                      --------------------------

Reported net loss                                    $          (137,435)
Addback: Goodwill amortization                                   106,919
                                                               ----------
Adjusted net loss                                    $           (30,516)
                                                               ==========

Basic and Diluted earnings (loss) per share:

Reported net loss                                    $           (0.02)
                                                               ==========
Addback: Goodwill amortization                                   (0.02)
                                                               ==========
Adjusted net loss                                    $            0.00
                                                               ==========

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

     General

     In December 2000, the Board voted to discontinue its business plan of acquisition and consolidation of janitorial supply companies. The Board currently continues to explore strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, Cleaning Ideas Corporation ("Cleaning Ideas"), monitor its equity investments and passively invest in business opportunities at the Board's discretion.

     Prior to the Board's decision to discontinue its consolidation strategy in the janitorial industry, the Company's business model focused on acquiring janitorial distribution companies which met the Board's defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, Inc. ("Kandel & Son"), NISSCO/Sunline, Inc. ("NISSCO"), Cleaning Ideas, Superior Chemical & Supply, Inc. ("Superior") and June Supply, Inc. ("June Supply") and had completed substantial investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move.com Corporation. Subsequently, the Company has disposed of four of its operating subsidiaries, including; (i) the sale of the assets of NISSCO on September 29, 2000, (ii) the sale of the assets of June Supply on December 22, 2000, (iii) the sale of all of the capital stock of Kandel & Son as of June 29, 2001, and (iv) the sale of the assets of Superior as of June 29, 2001.

     Results of Operations

     Results of operations for the three months ended March 31, 2002 and 2001:

     The net sales increased $47,643 for the three months ended March 31, 2002 ("2002") as compared to the three months ended March 31, 2001 ("2001") from $1,142,932 to $1,190,575. The gross profit percentage decreased from 42% for 2001 to 41% for 2002. The decrease in gross profit is mostly attributable to the emergence of much stronger competition in 2002, therefore realizing a lower mark-up on the sale of product.

     Operating expenses decreased from $869,332 for 2001 to $625,112 for 2002, approximately 28%. A large portion of this decrease, approximately $244,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $106,000 during 2001 compared to $0 during 2002. This reduction, as well as the reduction in most other operating expenses, is due to the disposal of two subsidiaries in June 2001.

     The Company had a net loss in 2002 of $43,630, as compared to a net loss of $137,435, in 2001.

     Liquidity and Capital Resources

     For the three months ended March 31, 2002, the Company's cash flows from operations was negative $116,631, as a result of a net loss of $43,630 and adjustments to arrive at cash used in operating activities of depreciation and amortization of $7,500, a loss on disposal of property and equipment of $646, a decrease in inventories of $1,981, a decrease in prepaid expenses and other current assets of $6,169, an increase in accounts payable and accrued expenses of $43,505, offset by accrued interest income of $90,104 and an increase in accounts receivable of $42,698.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     The Company has budgeted for approximately $100,000 in capital improvements in 2002, primarily for equipment replacements at CIC's manufacturing facility. Other than as specified in the above sentence and the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2002. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2002 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from private placement offerings of promissory notes in September 2001 and January 2002, the income earned from an investment in promissory notes and the continued operating revenues from Cleaning Ideas, although the Company may need to raise additional capital through the sale of equity or debt.

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

Decreased Value in IVD Shares

     The Company holds 1,228,500 shares of Ivax Diagnostics, Inc. ("IVD") common stock. This investment represents a significant amount of the Company's total assets. There is substantial fluctuation in the value of the IVD common stock as traded on the American Stock Exchange. Due to the significant holdings by the Company of the IVD common stock, a material depreciation in the value of the IVD common stock would have a direct and materially adverse effect on the Company and its ability to continue to do business or seek a strategic alternative. In addition, certain promissory notes are secured by shares of the Company's IVD common stock holdings. A significant decrease in the value of the IVD common stock would likely cause the holders of these promissory notes to request a 30 day prepayment by the Company, which would significantly impact the Company's cash reserves and ability to secure working capital.

Possible Default on Company Investment

     The Company has invested in promissory notes issued by Excalibur I, L.L.C. ("Excalibur"). This investment represents a significant amount of the Company's total assets. Payments on the promissory notes are payable on a quarterly basis until 150% of the principal amount invested is paid back or upon the end of a two year period from the time of the investment, whichever comes first. The return on the promissory notes is based on the ability of Excalibur to arrange purchases of charged off debt portfolios and its ability to then arrange for the collection of the debt. If Excalibur were unable to secure debt portfolios at an advantageous price or arrange for successful collection of the debt, their ability to service the promissory notes and return the interest and principal due would be affected and the Company's investment would be at risk. The loss of a significant amount of the Company's investment with Excalibur would have a material adverse effect on the Company.

Risk Factors relating to the Janitorial Supply Industry

     The Company, through Cleaning Ideas, continues to operate in the janitorial supply industry. The following risk factors relate to that area of the Company's operations.

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

                            PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On March 13, 2000, upon a request from Zero.NET, Inc., a Delaware corporation ("ZERO") to consider a stock transaction, the Company negotiated and entered into a Stock Purchase Agreement (the "Agreement"), between the Company and ZERO, in which the Company sold 1,000,000 shares of b2bstores.com, Inc. ("b2b") restricted common stock to ZERO at $7.00 per share. The gross proceeds on the sale of the b2b stock were $7,000,000 less a brokerage commission, paid to Zero's brokerage firm, of $250,000. On January 29, 2001, the Company received a letter from outside counsel of ZERO (the "Letter"), which stated that ZERO desired to rescind the Agreement, claiming there was a material failure of consideration for the purchase of the b2b stock by ZERO. In response to the Letter, the Company has denied any right of rescission by ZERO and, on February 6, 2001, filed a petition for declaratory judgment in State District Court of Bexar County, Texas (the "Court"). The Company has petitioned the Court for a declaration that the Agreement remains in effect and is binding on the parties and that the purported rescission of the Agreement by ZERO is ineffective and invalid. ZERO removed the state court case to the United States District Court for the Western District of Texas, San Antonio Division, Civil Action No. SA 01 CV 364 EP in May 2001 pursuant to diversity of citizenship. A scheduling order was subsequently entered. Some written discovery has been conducted and the parties have exchanged witness and exhibit lists. The case was originally set for trial June 3, 2002, but has now been rescheduled for January 21, 2003. The Company intends to vigorously pursue a legal validation of their rights under the Agreement.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information and Subsequent Events

          The Company has been notified by the NASDAQ Stock Market that, in 2003, the OTC Bulletin Board will be phased out and a new market, the Bulletin Board Exchange, will be launched. The Company is currently analyzing the impact such changes will have on the trading of its Common Stock and what market alternatives may be available.

          In January 2002, the Company began a new private placement of a minimum of $25,000 and maximum of $1,000,000 of promissory notes (the "Note Offering"). The notes are three-year, 9.75% notes and are secured by certain shares of common stock of IVD (the "Diagnostics Shares") held by the Company. Pursuant to the terms of the Note Offering, the Company is required to escrow Diagnostics Shares with an aggregate fair market value equal to 125% of the total aggregate face value of the outstanding notes. The amount of outstanding notes and value of the Diagnostics shares are reviewed periodically by the escrow agent, at which time the escrowed shares are adjusted accordingly. As of the May 13, 2002, the Company had sold an aggregate of $270,000 worth of the promissory notes to 3 accredited investors. This offering of the promissory notes is being conducted in reliance upon the exemption from registration provided by Rule 506 of Regulation D and is scheduled to terminate on May 30, 2002.

ITEM 6.   Exhibits And Reports On Form 8-K

          (a)  Exhibits:

               The exhibits, as listed on the Exhibit Index on page 12, are hereby incorporated by reference.

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 13, 2002
                              Titanium Holdings Group, Inc.




                              By:         /s/ Randall K. Davis
                                     ----------------------------
                                     Randall K. Davis, Chief Executive Officer



                              By:         /s/ Jan Pasternack
                                     ----------------------------
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

     4(ix) Form of three-year 9 3/4% Secured Promissory Note (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on November 9, 2001).

     4(x)      Pledge and Security Agreement by and between Company and Secured

               Parties, dated October 31, 2001 (Incorporated by reference to the Company's Report on Form 10-QSB filed with the SEC on November 9,
               2001).

-------------------------------