Form 10KSB/A
period 2001-12-31
TITANIUM HOLDINGS GROUP INC
filed 2002-07-02
CIK 1052341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               Amendment No. 1 to

Mark One

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934. For the fiscal year ended December 31, 2001.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934.

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
                         COMMON STOCK, $0.001 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                  ---   ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 ----

     State the issuer's revenues for its most recent fiscal year: $4,517,722.

     As of June 30, 2002 the aggregate market value of the Common Stock of the Registrant held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity (see definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately $1,029,515 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of June 30, 2002 was 5,572,810.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on June 14, 2002, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                    ---    ---

================================================================================

                                TABLE OF CONTENTS

 Item                                               Page
 ----                                               ----
Item 13.   Exhibits and Reports On Form 8-K .......   3

     In the course of filing the Titanium Holdings Group, Inc. original Form 10-KSB for the fiscal year ended December 31, 2001, Exhibit 23(i), was inadvertently omitted from the electronic filing. The purpose of this amendment is to file such exhibit. Therefore, pursuant to Rule 12b-15, the complete text of Item 13 is set forth below, but only the omitted exhibit is attached hereto.

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

23(i)          Consent of Goldstein Golub Kessler LLP.*

99(i) Titanium Holdings Group, Inc. and Subsidiary Consolidated Financial Statements for the Fiscal Years Ended December 31, 2001 and 2000 and Independent Auditors Report. (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on April 1, 2002.)

------------------------------

*    Filed Herewith.

(b)  Reports on Form 8-K:

NONE.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN ANTONIO, STATE OF TEXAS ON JUNE 30, 2002.

                                      Titanium Holdings Group, Inc.

                                      By: /s/ Randall K. Davis
                                      ------------------------
                                      Randall K. Davis, Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit No.                          Description
-----------    -----------------------------------------------------------------

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

23(i)          Consent of Goldstein Golub Kessler LLP.*

99(i) Titanium Holdings Group, Inc. and Subsidiary Consolidated Financial Statements for the Fiscal Years Ended December 31, 2001 and 2000 and Independent Auditors Report. (Incorporated by reference to the exhibits of the Company's Report on Form 10-KSB filed with the SEC on April 1, 2002.)

------------------------------

*    Filed Herewith.