Form 10QSB
period 2002-06-30
TITANIUM HOLDINGS GROUP INC
filed 2002-08-14
CIK 1052341

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

                  For the quarterly period ended June 30, 2002

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

Yes  X     No ____
    ---

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 14, 2002 was 5,572,810.

     Transitional Small Business Disclosure Format (check one) Yes ____  No  X
                                                                            ---
================================================================================

                          TITANIUM HOLDINGS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                 PART I - FINANCIAL INFORMATION
    Item 1. Consolidated Financial Statements
            Condensed Consolidated Balance Sheet as of June 30, 2002 (Unaudited)
               and December 31, 2001 (Audited) ...........................................    2
            Condensed Consolidated Statement of Operations for the three months
               ended June 30, 2002 and 2001 (Unaudited) ..................................    3
            Condensed Consolidated Statements of Operations for the six months
               ended June 30, 2002 and 2001 (Unaudited) ..................................    4
            Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2002 and 2001 (Unaudited) ..................................    5
            Notes to the Condensed Consolidated Financial Statements (Unaudited) .........    6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................................    8

                           PART II - OTHER INFORMATION

    Item 1. Legal Proceedings ............................................................   16

    Item 2. Changes in Securities ........................................................   16

    Item 3. Defaults Upon Senior Securities ..............................................   16

    Item 4. Submission of Matters to a Vote of Security Holders ..........................   16

    Item 5. Other Information and Subsequent Events ......................................   17

    Item 6. Exhibits and Reports on Form 8-K .............................................   17

SIGNATURES ...............................................................................   18

INDEX TO EXHIBITS ........................................................................   19

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30,      December 31,
                                                                                   2002           2001
                                                                              ------------    -------------
                                                                              (Unaudited)       (Audited)
                              ASSETS
Current assets
  Cash                                                                        $    299,082    $    571,423
  Accounts receivable, net of allowance for doubtful accounts of $ 63,418          191,998         203,819
  Inventory                                                                        383,937         434,845
  Marketable securities-available for sale                                       1,107,970       2,361,180
  Prepaid expenses and other current assets                                        128,432          48,759
                                                                              ------------    ------------
    Total current assets                                                         2,111,419       3,620,026

Fixed assets-less accumulated depreciation and amortization of $692,943
and $684,943, respectively                                                          69,555          67,205
 Deferred income tax asset, net of valuation allowance of
 $341,000                                                                                -               -
 Other investment                                                                        -         768,272
 Marketable securities-available for sale (collateralized)                       1,373,600       1,914,000
 Notes receivable-related party, including accrued interest of $152,309
 and $103,668, respectively                                                      1,519,084       1,411,001
 Goodwill                                                                          100,192       2,101,334
                                                                              ------------    ------------
    TOTAL ASSETS                                                              $  5,173,850    $  9,881,838
                                                                              ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                       $    252,419    $    352,453
  Current maturities of long-term debt                                               6,570           6,570
  Notes payable-secured                                                          1,585,000       1,655,000
                                                                              ------------    ------------
    Total current liabilities                                                    1,843,989       2,014,023
                                                                              ------------    ------------
 Long-term liabilities
    Long-term debt, less current maturities                                         17,154          19,710
                                                                              ------------    ------------
    Total liabilities                                                            1,861,143       2,033,733
                                                                              ------------    ------------

Commitments and Contingencies
  Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares
  70,000 shares of convertible stock designated as
Series E stock-
  $2.50 stated value; issued and outstanding 70,000
shares                                                                             175,000         175,000
                                                                              ------------    ------------

Stockholders' equity
  Common stock-$.001 par value; authorized
20,000,000 shares;
  issued and outstanding 5,572,810 shares                                            5,575           5,575
  Additional paid-in capital                                                    10,189,891      10,189,891
  Accumulated other comprehensive income                                         1,014,780       2,808,390
  Accumulated deficit                                                           (8,072,539)     (5,330,751)
                                                                              ------------    ------------
    Total stockholders' equity                                                   3,137,707       7,673,105
                                                                              ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                        $  5,173,850    $  9,881,838
                                                                              ============    ============

                 See Notes to Consolidated Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                             2002           2001
Net Sales                                                                 $ 1,033,973   $  1,173,611
Cost of sales                                                                 535,449        685,021
                                                                          -----------   ------------
Gross profit                                                                  498,524        488,590
                                                                          -----------   ------------

Operating expenses:
   Salaries                                                                   305,217        328,001
   Professional fees                                                           53,623        128,895
   Depreciation and amortization                                                8,000          6,779
   Amortization of goodwill                                                        --        106,946
   Marketing                                                                    8,731          3,920
   Rent                                                                        81,540         84,356
   Interest                                                                    38,305        111,028
   Other                                                                      125,466        192,936
                                                                          -----------   ------------

Total operating expenses                                                      620,882        962,861
                                                                          -----------   ------------

Operating loss                                                               (122,358)      (474,271)

Loss on investment                                                           (668,272)
Other income (expense)                                                        103,175       (165,787)
                                                                          -----------   ------------
Loss before income taxes                                                     (687,455)      (640,058)
Income tax expense                                                              6,936         12,888
                                                                          -----------   ------------
Net loss from continuing operations                                          (694,391)      (652,946)
                                                                          -----------   ------------
Income from operations of discontinued subsidiaries                                --        109,268
Income from disposal of subsidiaries                                               --        208,200
                                                                          -----------   ------------
Net income from discontinued operations                                            --        317,468
                                                                          -----------   ------------

Net loss                                                                     (694,391)      (335,478)

Preferred stock dividends                                                      (1,313)        (1,313)
                                                                          -----------   ------------

Net loss attributable to common stockholders                              $  (695,704)  $   (336,791)
                                                                          ===========   ============

Basic and diluted loss per share from continuing operations               $     (0.12)  $      (0.10)
                                                                          ===========   ============
Basic and diluted income per share from discontinued operations           $        --   $       0.05
                                                                          ===========   ============

Loss per share-basic and diluted                                          $     (0.12)  $      (0.05)
                                                                          ===========   ============

Weighted average number of shares outstanding                               5,572,810      6,692,723
                                                                          ===========    ===========

                 See Notes to Consolidated Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                   2002          2001
 Net Sales                                                                       2,224,548    $ 2,316,542
 Cost of sales                                                                   1,236,376      1,342,490
                                                                               -----------    -----------
 Gross profit                                                                      988,172        974,052
                                                                               -----------    -----------
 Operating expenses:
     Salaries                                                                      594,995        607,067
     Professional fees                                                             104,077        239,123
     Depreciation and amortization                                                  15,500         12,782
     Amortization of goodwill                                                            -        213,865
     Marketing                                                                      17,433          5,121
     Rent                                                                          166,709        170,570
     Interest                                                                       77,333        215,085
     Other                                                                         269,947        176,262
                                                                               -----------    -----------
 Total operating expenses                                                        1,245,994      1,639,875
                                                                               -----------    -----------

 Operating loss                                                                   (257,822)      (665,823)

 Loss on investment                                                               (668,272)             -
 Other income (expense)                                                            195,009       (163,511)
                                                                               -----------    -----------
 Loss before income taxes                                                         (731,085)      (829,334)
                                                                                     6,936         16,330
 Income tax expense                                                            -----------    -----------
 Net loss from continuing operations                                              (738,021)      (845,664)
                                                                               -----------    -----------
 Income from operations of discontinued subsidiaries                                     -        164,551
 Income from disposal of subsidiaries                                                    -        208,200
                                                                               -----------    -----------
                                                                                         -        372,751
 Net income from discontinued operations                                       -----------    -----------
 Net loss before cumulative effect change in accounting principle                 (738,021)      (472,913)
 Cumulative effect of change in accounting principle                            (2,001,142)             -
                                                                               -----------    -----------

 Net loss                                                                       (2,739,163)      (472,913)

 Preferred stock dividends                                                          (2,625)        (2,625)
                                                                               -----------    -----------

 Net loss attributable to common stockholders                                  $(2,741,788)   $  (475,538)
                                                                               ===========    ===========

 Basic and diluted loss per share from continuing operations                   $     (0.13)   $     (0.13)
                                                                               ===========    ===========

 Basic and diluted income per share from discontinued operations               $         -    $       .06
                                                                               ===========    ===========

 Basic and diluted loss per share from cumulative effect of change
     in accounting principle                                                   $     (0.36)   $         -
                                                                               ===========    ===========

 Loss per share-basic and diluted                                              $     (0.49)   $     (0.07)
                                                                               ===========    ===========
 Weighted average number of shares
 outstanding                                                                     5,572,810      6,722,100
                                                                               ===========    ===========

                 See Notes to Consolidated Financial Statements

                   TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                             2002                      2001
Cash flows from operating
activities:

Net loss                                              $   (2,739,163)           $      (472,913)
                                                      --------------            ---------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                 15,500                     31,358
Loss on disposal of property and equipment                       646                          -
Amortization of goodwill                                           -                    213,865
Non-cash interest expense                                          -                     65,394
Cumulative effect of change in accounting principle        2,001,142
Gain on sale of subsidiaries                                       -                   (208,200)
Accrued interest income                                     (191,833)                         -
Shares returned for legal services                                 -                    (46,875)
Loss on investment                                           668,272                    212,112
Changes in assets and liabilities net of effects of
dispositions:
(Increase) decrease in accounts receivable                    11,821                    (12,587)
Decrease in inventories                                       50,908                     39,489
Decrease in prepaid expenses and other current assets         20,327                  1,015,482
Decrease in accounts payable and accrued expenses           (100,034)                   (50,953)
                                                      --------------            ---------------
Total adjustments                                          2,476,749                  1,259,085
                                                      --------------            ---------------
Net cash provided by (used) in operating activities         (262,414)                  786,172
                                                      --------------            ---------------

Cash flows from investing activities:

Cash paid for notes receivable                              (350,000)                (1,000,000)
Proceeds from notes receivable and accrued interest          433,750                          -
Purchase of property and equipment-net                       (18,496)                   (46,268)
Net proceeds on sale of subsidiaries                               -                    533,334
Sale of subsidiaries                                               -                    (94,130)
                                                      --------------            ---------------
Net cash provided by (used) in
investing activities                                          65,254                   (607,064)
                                                      --------------            ---------------

Cash flows from financing activities:

Repayment of long-term debt                                   (2,556)                  (925,471)
Repayment of secured notes payable                           (70,000)                         -
Purchase of treasury stock                                         -                   (311,715)
  Dividends paid                                              (2,625)                    (2,625)
                                                      --------------            ---------------
 Net cash used in financing activities                       (75,181)                (1,239,811)
                                                      --------------            ---------------
 Net decrease in cash                                       (272,341)                (1,060,703)
 Cash - beginning                                            571,423                  2,618,297
                                                      --------------            ---------------
 Cash - ending                                        $      299,082            $     1,557,594
                                                      ==============            ===============

  Supplemental information:
 Cash paid during the period for:
      Interest                                        $       76,933            $       158,613
                                                      ==============            ===============
      Income taxes                                    $        6,936            $        23,430
                                                      ==============            ===============

                 See Notes to Consolidated Financial Statements

                  TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

      The results of operations for the three months and six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

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

      The Company has disposed of certain subsidiaries during the year ended December 31, 2001. The results of operations related to these subsidiaries have been segregated from continuing operations for the three months and six-month periods ended June 30, 2001.

       Preferred stock dividends in arrears, which represent dividends declared, but unpaid at June 30, 2002 totals $1,313. As of July 1, 2002, all dividends declared through June 30, 2002 have been paid in full.

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

       During the quarter ended June 30, 2002, Equip2move notified the Company of their intent to liquidate and dissolve Equip2move. Pursuant to an agreement effective June 30, 2002, the Company would receive $100,000, representing a majority of the remaining assets of Equip2move. As a result, the Company has recorded a loss on the investment of $668,272 during the quarter ended June 30, 2002. The Company received the $100,000 during the first week of July 2002.

       During January 2002 and April 2002, with authorization by the Board of Directors, the Company advanced $225,000 and $125,000 respectively, to Excalibur I, L.L.C. in exchange for notes receivable. Excalibur is in the business of acquiring and servicing charged-off debt portfolios. A managing member of Excalibur is also a director of the Company.

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

          During the quarter ended June 30, 2002, the Company retained an independent consultant to measure the fair value of goodwill. As a result, the Company recorded a cumulative effect change in accounting principle of $2,001,142 due to the impairment of goodwill.

          Had goodwill not been amortized during the three months and six months ended June 30, 2001, the results of operations would have been as follows:

                                                    Three Months Ended    Six Months Ended
                                                       June 30, 2001        June 30, 2001
                                                    ------------------    ----------------
Reported net loss                                    $       (335,478)    $       (472,913)
Addback: Goodwill amortization                                106,946              213,865
                                                     ----------------     ----------------
Adjusted net loss                                    $        228,532     $       (259,048)
                                                     ================     ================

Basic and Diluted earnings (loss) per share:

Reported net loss                                    $          (0.05)    $          (0.07)
                                                     ================     ================
Addback: Goodwill amortization                                  (0.02)               (0.03)
                                                     ================     ================
Adjusted net loss                                    $          (0.03)    $          (0.04)
                                                     ----------------     ----------------

7.   INCOME TAXES

     The provision for income taxes consists of state and local taxes of the Subsidiary, which files separate state and local income tax returns.

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

     General

     In December 2000, the Board voted to discontinue its business plan of acquisition and consolidation of janitorial supply companies. The Board continues to explore strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, Cleaning Ideas Corporation ("Cleaning Ideas"), monitor its equity investments and passively invest in business opportunities at the Board's discretion.

     Prior to the Board's decision to discontinue its consolidation strategy in the janitorial industry, the Company's business model focused on acquiring janitorial distribution companies which met the Board's defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, Inc. ("Kandel & Son"), NISSCO/Sunline, Inc. ("NISSCO"), Cleaning Ideas, Superior Chemical & Supply, Inc. ("Superior") and June Supply, Inc. ("June Supply") and had completed substantial investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move.com Corporation. Subsequently, the Company has disposed of four of its operating subsidiaries, including; (i) the sale of the assets of NISSCO on September 29, 2000, (ii) the sale of the assets of June Supply on December 22, 2000, (iii) the sale of all of the capital stock of Kandel & Son as of June 29, 2001, and (iv) the sale of the assets of Superior, as of June 29, 2001. In June 2002, the Company also disposed of its remaining equity interest in Equip2move.com Corporation (See Note 4 of the Notes to the Consolidated Financial Statements).

     Results of Operations

     Results of operations for the six months ended June 30, 2002 and 2001:

     The net sales decreased $91,994 for the six months ended June 30, 2002 ("2002") as compared to the six months ended June 30, 2001 ("2001") from $2,316,542 to $2,224,548. The gross profit percentage increased from 42% for 2001 to 44% for 2002. The decrease in sales is mostly attributable to the emergence of much stronger competition in 2002 as well as lower sales through the use of "drop-shipments". The increase in gross profit percentage is as a result of the decrease in "drop-shipments", which yield a much lower gross profit.

     Operating expenses decreased from $1,639,875 for 2001 to $1,245,994 for 2002, approximately 24%. A large portion of this decrease, approximately $394,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $214,000 during 2001 and $-0- during 2002. This reduction as well as the reduction in most other operating expenses is due to the disposal of two subsidiaries in June 2001.

     The Company had a net loss in 2002 of $2,739,163, as compared to a net loss of $472,913, in 2001. The increase in net loss was a result of the cumulative effect change in accounting principal due to the impairment of goodwill and the recorded loss on investment in Equip2move.com Corporation.

     Results of operations for the three months ended June 30, 2002 and 2001:

     The net sales decreased $139,638 for the three months ended June 30, 2002 ("2002") as compared to the three months ended June 30, 2001 ("2001") from $1,173,611 to $1,033,973. The gross profit percentage increased from 42% for 2001 to 48% for 2002. The decrease in sales is mostly attributable to the emergence of much stronger competition in 2002 as well as lower sales through the use of "drop-shipments". The increase in gross profit percentage is as a result of the decrease in "drop-shipments", which yield a much lower gross profit.

     Operating expenses decreased from $962,861 for 2001 to $620,882 for 2002, approximately 35%. A large portion of this decrease, approximately $342,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $107,000 during 2001 and $-0- during 2002. This reduction as well as the reduction in most other operating expenses is due to the disposal of two subsidiaries in June 2001.

     The Company had a net loss in 2002 of $694,391, as compared to a net loss of $335,478, in 2001. The increase in net loss was a result of the Company's recorded loss on investment in Equip2move.com Corporation.

     Liquidity and Capital Resources

     For the six months ended June 30, 2002, the Company's cash flows from operations was negative $262,414, as a result of a net loss of $2,739,163 and adjustments to arrive at cash used in operating activities of depreciation and amortization of $15,500, a loss on disposal of property and equipment of $646, an expense due to an accounting change of $2,001,142, a loss on investment of $668,272, a decrease in accounts receivables of $11,821, a decrease in inventories of $50,908, a decrease in prepaid expenses and other current assets of $20,327, offset by a decrease in accounts payable and accrued expenses of $100,034 and accrued interest income of $191,833.

     For the three months ended June 30, 2002, the Company's cash flows from operations was negative $145,783, as a result of a net loss of $694,391 and adjustments to arrive at cash used in operating activities of depreciation and amortization of $8,000, a loss on equity investment of $668,272, a decrease in accounts receivables of $54,519, a decrease in inventories of $48,927, a decrease in prepaid expenses and other current assets of $14,158, offset by a decrease in accounts payable and accrued expenses of $143,539 and accrued interest income of $101,729.

     The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

     Other than the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2002. The Company's future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2002 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from private placement offerings in November 2000 and September 2001, the income earned from an investment in promissory notes and the continued operating revenues from the Company's subsidiary.

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

Possible Default on Company Investment

     The Company has invested in promissory notes issued by Excalibur I, L.L.C. ("Excalibur"). This investment represents a significant amount of the Company's total assets. Payments on the promissory notes are payable on a quarterly basis until a stated rate of return (between 135% and 150%) of the principal amount invested is paid back or upon the end of a two year period from the time of the investment, whichever comes first. The return on the promissory notes is based on the ability of Excalibur to arrange purchases of charged off debt portfolios and its ability to then arrange for the collection of the debt. If Excalibur were unable to secure debt portfolios at an advantageous price or arrange for successful collection of the debt, their ability to service the promissory notes and return the interest and principal due would be affected and the Company's investment would be at risk. The loss of a significant amount of the Company's investment with Excalibur would have a material adverse effect on the Company.

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

          None.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders of the Company was held on June 14, 2002. Steven Etra, Randall K. Davis, Gary C. Granoff, Melvin Schreiber, Aladar Deutsch and Kenneth Etra were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders ratified the appointment of Goldstein, Golub Kessler L.L.P. as independent certified public accountants for the 2002 fiscal year. The results of the voting at the annual shareholders meeting held on June 14, 2002 were as follows:

Proposal No. 1
(Election of Directors)

Company Nominee             For                  Against             Withheld
---------------             ---                  -------             --------

Steven Etra                 2,820,410            44,266              -

Randall K. Davis            2,820,410            44,266              -

Gary C. Granoff               2,820,410             44,266                -

Melvin Schreiber              2,820,410             44,266                -

Aladar Deutsch                2,820,410             44,266                -

Kenneth Etra                  2,820,410             44,266                -

Proposal No. 2
(Ratification of Goldstein, Golub Kessler L.L.P. as independent certified public accountants)

For                   Against           Abstain              Non-Votes
2,820,410             44,266            -                    -


ITEM 5.   Other Information and Subsequent Events

          The Company has been notified by the NASDAQ Stock Market that, in 2003, the OTC Bulletin Board will be phased out and a new market, the Bulletin Board Exchange, will be launched. The Company is currently analyzing the impact such changes will have on the trading of its Common Stock and what market alternatives may be available.

          In January 2002, the Company began a new private placement of a minimum of $25,000 and maximum of $1,000,000 of promissory notes (the "Note Offering"). The notes are three-year, 9.75% notes and are secured by certain shares of common stock of IVD (the "Diagnostics Shares") held by the Company. Pursuant to the terms of the Note Offering, the Company is required to escrow Diagnostics Shares with an aggregate fair market value equal to 125% of the total aggregate face value of the outstanding notes. The amount of outstanding notes and value of the Diagnostics shares are reviewed periodically by the escrow agent, at which time the escrowed shares are adjusted accordingly. As of the closing of the Note Offering on May 30, 2002, the Company had sold an aggregate of $270,000 worth of the promissory notes to 3 accredited investors. This offering of the promissory notes is being conducted in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

ITEM 6.   Exhibits And Reports On Form 8-K

          (a)   Exhibits:

                The exhibits, as listed on the Exhibit Index on page 19, are hereby incorporated by reference.

          (b)   Reports on Form 8-K:

                None.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


August 14, 2002
                                Titanium Holdings Group, Inc.



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

  10(i)* Settlement Agreement and Mutual Release by and between equip2move.com Corporation, certain stockholders of equip2move.com Corporation and Titanium Holdings Group, Inc., dated June 30, 2002.

  99(i)* Randall K. Davis Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99(ii)* Jan Pasternack Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
*filed herein