Form 10QSB
period 2002-09-30
TITANIUM HOLDINGS GROUP INC
filed 2002-11-14
CIK 1052341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-26433

TITANIUM HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0386415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1023 Morales
San Antonio, Texas 78207
(Address of principal executive offices)

(210) 293-1232
(Issuer’s telephone number, including area code)

(Former name, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of November 11, 2002 was 5,572,810.

Transitional Small Business Disclosure Format (check one) Yes    ☐    No    ☒

TITANIUM HOLDINGS GROUP, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements

TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30,2002	December 31,2001
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$361,365	$571,423
Accounts receivable, net of allowance for doubtful accounts of $63,418	154,433	203,819
Inventory	357,595	434,845
Marketable securities-available for sale	850,175	2,361,180
Prepaid expenses and other current assets	20,691	48,759

Total current assets	1,744,259	3,620,026

Fixed assets-less accumulated depreciation and amortization of $700,643 and $684,943, respectively	66,824	67,205
Deferred income tax asset, net of valuation allowance of $341,000	—	—
Other investment	—	768,272
Marketable securities-available for sale (collateralized)	1,054,000	1,914,000
Notes receivable-related party, including accrued interest of $174,394 and $103,668, respectively	1,434,648	1,411,001
Goodwill	100,192	2,101,334

TOTAL ASSETS	$4,399,923	$9,881,838

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$311,903	$352,453
Current maturities of long-term debt	6,570	6,570
Notes payable-secured	1,385,000	1,655,000

Total current liabilities	1,703,473	2,014,023

Long-term liabilities
Long-term debt, less current maturities	15,254	19,710

Total liabilities	1,718,727	2,033,733

Commitments and Contingencies
Redeemable preferred stock-$.001 par value; authorized 5,000,000 shares 70,000 shares of convertible stock designated as Series E stock—$2.50 stated value; issued and outstanding 70,000 shares	175,000	175,000

Stockholders’ equity
Common stock-$.001 par value; authorized 20,000,000 shares; issued and outstanding 5,572,810 shares	5,575	5,575
Additional paid-in capital	10,189,891	10,189,891
Accumulated other comprehensive income	437,385	2,808,390
Accumulated deficit	(8,126,655)	(5,330,751)

Total stockholders' equity	2,506,196	7,673,105

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,399,923	$9,881,838

See Notes to Consolidated Financial Statements

TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001
Net Sales	$3,299,463	$3,367,562
Cost of sales	1,862,906	1,935,435

Gross profit	1,436,557	1,432,127

Operating expenses:
Salaries	889,054	892,622
Professional fees	144,256	314,819
Depreciation and amortization	23,250	19,560
Amortization of goodwill	—	283,140
Marketing	28,074	21,590
Rent	251,399	255,761
Interest	112,583	277,255
Other	401,821	297,514

Total operating expenses	1,850,437	2,362,261

Operating loss	(413,880)	(930,134)
Loss on investment	(668,272)	—
Other income (expense)	298,264	(123,849)

Loss before income taxes	(783,888)	(1,053,983)
Income tax expense	6,936	16,330

Net loss from continuing operations	(790,824)	(1,070,313)

Income from operations of discontinued subsidiaries	—	164,551
Income from disposal of subsidiaries	—	208,200

Net income from discontinued operations	—	372,751

Net loss before cumulative effect change in accounting principle	(790,824)	(697,562)
Cumulative effect of change in accounting principle	(2,001,142)	—

Net loss	(2,791,966)	(697,562)
Preferred stock dividends	(3,938)	(3,938)

Net loss attributable to common stockholders	$(2,795,904)	$(701,500)

Basic and diluted loss per share from continuing operations	$(0.14)	$(0.17)

Basic and diluted income per share from discontinued operations	$—	$0.06

Basic and diluted loss per share from cumulative effect of change in accounting principle	$(0.36)	$—

Loss per share-basic and diluted	$(0.50)	$(0.11)

Weighted average number of shares outstanding	5,572,810	6,336,447

See Notes to Consolidated Financial Statements

TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001
Net Sales	$1,074,915	$1,051,020
Cost of sales	626,530	592,945

Gross profit	448,385	458,075

Operating expenses:
Salaries	294,059	285,555
Professional fees	40,179	75,696
Depreciation and amortization	7,750	6,778
Amortization of goodwill	—	69,275
Marketing	10,641	16,469
Rent	84,690	85,191
Interest	35,250	62,170
Other	131,874	121,252

Total operating expenses	604,443	722,386

Operating loss	(156,058)	(264,311)
Other income	103,255	39,662

Loss before income taxes	(52,803)	(224,649)
Income tax expense	—	—

Net loss	(52,803)	(224,649)
Preferred stock dividends	(1,313)	(1,313)

Net loss attributable to common stockholders	$(54,116)	$(225,962)

Loss per share-basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding	5,572,810	5,577,692

See Notes to Consolidated Financial Statements

TITANIUM HOLDINGS GROUP, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(2,791,966)	$(697,562)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,250	38,136
Loss on disposal of property and equipment	646	—
Amortization of goodwill	—	283,140
Non-cash interest expense	—	87,192
Cumulative effect of change in accounting principle	2,001,142	—
Gain on sale of subsidiaries	—	(208,200)
Accrued interest income	(294,271)	—
Shares returned for legal services	—	(46,875)
Loss on investment	668,272	212,112
Net change in net assets of discontinued operations	—	(94,130)
Changes in assets and liabilities net of effects of dispositions:
(Increase) decrease in accounts receivable	49,386	(11,045)
Decrease in inventories	77,250	44,314
Decrease in prepaid expenses and other current assets	28,068	1,000,664
Decrease in accounts payable and accrued expenses	(40,550)	(177,788)

Total adjustments	2,513,193	1,127,520

Net cash provided by (used) in operating activities	(278,773)	429,958

Cash flows from investing activities:
Cash paid for notes receivable	(400,000)	(1,100,000)
Proceeds from notes receivable and accrued interest	670,625	—
Purchase of property and equipment-net	(23,516)	(46,268)
Net proceeds on settlement of investment	100,000	—
Net proceeds on sale of subsidiaries	—	533,334

Net cash provided by (used) in investing activities	347,109	(612,934)

Cash flows from financing activities:
Repayment of long-term debt	(4,456)	(2,717,612)
Proceeds from secured notes payable	270,000	1,445,000
Repayment of secured notes payable	(540,000)	—
Purchase of treasury stock	—	(320,659)
Dividends paid	(3,938)	(3,938)

Net cash used in financing activities	(278,394)	(1,597,209)

Net decrease in cash	(210,058)	(1,780,185)
Cash—beginning	571,423	2,618,297

Cash—ending	$361,365	$838,112

Supplemental information:
Cash paid during the period for:
Interest	$112,183	$265,144

Income taxes	$6,936	$23,430

See Notes to Consolidated Financial Statements

TITANIUM HOLDINGS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

1.    General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Company’s Annual Report filed with Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

The results of operations for the three months and nine months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

2.    Principal Business Activity and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Titanium Holdings Group, Inc. and its subsidiary (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has disposed of certain subsidiaries during the year ended December 31, 2001. The results of operations related to these subsidiaries have been segregated from continuing operations for the nine-month period ended September 30, 2001.

Preferred stock dividends in arrears, which represent dividends declared, but unpaid at September 30, 2002 totals $1,313. As of October 1, 2002, all dividends declared through September 30, 2002 have been paid in full.

Earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Both basic and diluted net income (loss) per share are the same, because the effect of the Company’s outstanding warrants and options is anti-dilutive.

3.    Investment in Affiliate

On March 14, 2001, b2bstores.com, Inc. completed a merger with IVAX Diagnostics, Inc., in which IVAX Diagnostics, Inc. merged with and into b2bstores.com, Inc. In the merger, b2bstores.com, Inc. issued 20,000,000 shares of common stock as merger consideration, changed its name to IVAX Diagnostics, Inc., and commenced trading on the American Stock Exchange under the symbol “IVD.” Because of the dilutive effect on the Company’s equity holdings, the Company is no longer considered to be an affiliate of IVAX Diagnostics, Inc.

4.    Investments

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized holding gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

On May 31, 2000, the Company purchased a 30% equity stake in Equip2move.com, Inc. (“Equip2move”), a New York-based start-up company which hosts auctions on the Internet. In July of 2000 the Company provided a working capital loan of $1,000,000 to Equip2move, which was ultimately converted into 1,000,000 shares of Equip2move’s Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Equip2move common stock at an exercise price of $1.00 (the “Warrant”). The Company’s investment of $1,075,000 represented approximately 35% of the total equity of Equip2move as of May 31, 2001. As part of a stockholders agreement, the Company committed to provide additional financing of $1,250,000 by February 1, 2001. The Company did not deliver the additional proceeds by the scheduled deadline and began negotiations to relieve the financing obligation.

The negotiations ended as of June 29, 2001, when the Company and Equip2move agreed to a settlement to relieve the Company of certain obligations owed to Equip2move including; (i) complete and total relief of the remaining obligation to produce $1,250,000 in additional financing for Equip2move by February 1, 2001, and (ii) termination of any remaining obligation by the Company to pay not less than $150,000 and not more than $250,000 for the creation, design and implementation of the Equip2move website through June 30, 2001. In exchange for the relief of the future obligations, the Company reduced its equity in Equip2move from its position of approximately 35% to 19.9%. This reduction was completed through the Company’s return of 2,607,675 shares of Series B common stock of Equip2move and the Warrant.

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

During January 2002, April 2002 and July 2002, with authorization by the Board of Directors, the Company advanced $225,000, $125,000 and $50,000 respectively, to Excalibur I, L.L.C. in exchange for notes receivable. Excalibur is in the business of acquiring and servicing charged-off debt portfolios. A managing member of Excalibur is also a director of the Company.

5.    Stockholders’ Equity

During January 2001, a shareholder returned 25,000 shares of the Company’s Common Stock which was originally issued in consideration for services performed, as part of a negotiated settlement.

During January 2001, the Company bought back 2,969 of its common shares on the open market for an amount aggregating $5,745, pursuant to its Stock Repurchase Program which was authorized by the Company’s Board of Directors on November 22, 2000.

During March 2001, the Company retired 829 of its common shares representing shares not earned per the purchase agreement of Superior Chemical & Supply, Inc. for the 12 months ended July 31, 2000.

6.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142.)

SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as FASB Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”.

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, beginning on January 1, 2002. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”.

During the quarter ended June 30, 2002, the Company retained an independent consultant to measure the fair value of goodwill. As a result, the Company recorded a cumulative effect change in accounting principle of $2,001,142 due to the impairment of goodwill.

Had goodwill not been amortized during the three and nine months ended September 30, 2001, the results of operations would have been as follows:

Nine Months Ended September 30, 2001
Reported net loss	$(697,562)
Addback: Goodwill amortization	283,140

Adjusted net loss	$(414,422)

Basic and Diluted earnings (loss) per share:

Reported net loss	$(0.11)

Addback: Goodwill amortization	(0.04)

Adjusted net loss	$(0.07)

Three Months Ended September 30, 2001
Reported net loss	$(224,649)
Addback: Goodwill amortization	69,275

Adjusted net loss	$(155,374)

Basic and Diluted earnings (loss) per share:

Reported net loss	$(0.04)

Addback: Goodwill amortization	(0.01)

Adjusted net loss	$(0.03)

7.    Income taxes

The provision for income taxes consists of state and local taxes of the Subsidiary which files separate state and local income tax returns.

8.    Subsequent Events

On November 5, 2002, IVAX Diagnostics, Inc. (“IVD”) purchased 614,250 shares of its common stock from the Company pursuant to a Redemption Agreement, by and between the Company, Randall K. Davis, Steven Etra, Richard Kandel and IVD. The Company received approximately $1,013,512.50 as the purchase price for the IVD shares and an additional $153,565.50 as consideration for (i) the Company’s grant of an option to IVD to acquire up to an additional 307,125 shares of IVD’s common stock held by the Company at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the Company’s agreement that, until May 5, 2004, they would not transfer the IVD shares the Company is holding that are subject to the option to any person or entity other than the Company or its affiliates; (iii) the Company’s agreement that, until May 5, 2004, they would not transfer an additional 307,125 shares of IVD’s common stock held by them to any person or entity other than the Company; and (iv) the Company’s general release of IVD and its affiliates.

In order to facilitate the transaction, the holders of the Company’s three year 9.75% secured promissory notes (the “9.75% Notes”) agreed to release any security rights in the IVD shares sold and optioned by the Company in the Transaction, and further agreed to allow the Company to substitute 100% cash coverage as security for the 9.75% Notes, rather than the 125% IVD common stock share coverage, which had previously been agreed to, which required the Company to escrow IVD common stock shares that were valued at 125% of the outstanding 9.75% Notes on a quarterly basis (the “Waiver and Release”). Since the closing of the sale of the IVD shares, the Company has complied with the security requirements of the 9.75% Notes by escrowing an adequate combination of IVD shares and cash, as required by the original security requirements from the 9.75% Note issuance, as modified by the Waiver and Release.

The 9.75% Notes contain a provision which allows the holder to redeem them at any time after issuance with a thirty (30) day written notice to the Company. As of November 12, 2002, the Company had received notice to redeem all but $540,000 of the outstanding 9.75% Notes, including a request to redeem $330,000 of the 9.75% Notes from Steven Etra, the Company’s Chairman of the Board, and requests to redeem an additional $80,000 of the 9.75% Notes from affiliates of Mr. Etra.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effect of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements contained elsewhere in the report.

General

In December 2000, the Board voted to discontinue its current business plan of acquisition and consolidation of janitorial supply companies. The Board is currently exploring strategic alternatives outside the janitorial industry which could include a variety of business combinations, including, but not limited to, divestitures, dispositions, acquisitions, mergers and strategic alliances. The Company has formed a Mergers and Acquisitions Committee and engaged the services of Harter Financial, Inc. to facilitate the search for an acceptable strategic alternative. Additionally, the Company will explore alternative business plans which may be incorporated into its current structure. In the interim, the Company intends to continue to operate its remaining operating subsidiary, Cleaning Ideas Corporation (“Cleaning Ideas”), monitor its equity investments and passively invest in business opportunities at the Board’s discretion.

Prior to the Board’s decision to discontinue its consolidation strategy in the janitorial industry, the Company’s business model focused on acquiring janitorial distribution companies which met the Board’s defined criteria. Since the implementation of the strategy in January 1999 until its discontinuance in December 2000, the Company had acquired five operating subsidiaries in the janitorial industry, including Kandel & Son, Inc. (“Kandel & Son”), NISSCO/Sunline, Inc. (“NISSCO”), Cleaning Ideas, Superior Chemical & Supply, Inc. (“Superior”) and June Supply, Inc. (“June Supply”) and had completed substantial investments in two companies, b2bstores.com, Inc. (now known as IVAX Diagnostics, Inc.) and equip2move.com Corporation. Subsequently, the Company has disposed of four of its operating subsidiaries, including the disposals of; (i) the sale of the assets of NISSCO on September 29, 2000, (ii) the sale of the assets of June Supply on December 22, 2000, (iii) the sale of all of the capital stock of Kandel & Son as of June 29, 2001, and (iv) the sale of the assets of Superior Chemical & Supply, Inc., as of June 29, 2001. In June 2002, the Company also disposed of its remaining equity interest in Equip2move.com Corporation (see Note 4 of the Notes to the Consolidated Financial Statements).

Results of Operations

Results of operations for the nine months ended September 30, 2002 and 2001:

The net sales decreased $68,099 for the nine months ended September 30, 2002 (“2002”) as compared to the nine months ended September 30, 2001 (“2001”) from $3,367,562 to $3,299,463. The gross profit percentage increased from 43% for 2001 to 44% for 2002. The decrease in sales is mostly attributable to the emergence of much stronger competition in 2002 as well as lower sales through the use of “drop-shipments”. The increase in gross profit percentage is as a result of the decrease in “drop-shipments”, which yield a much lower gross profit.

Operating expenses decreased from $2,362,261 for 2001 to $1,850,437 for 2002, approximately 22%. A large portion of this decrease, approximately $512,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $283,000 during 2001 and $-0- during 2002. This reduction as well as the reduction in most other operating expenses is substantially due to the disposal of two subsidiaries in June 2001.

The Company had a net loss in 2002 of $2,791,966, as compared to a net loss of $697,562, in 2001. The increase in net loss was as a result of the cumulative effect change in accounting principle due to the impairment of goodwill and the recorded loss on investment in Equip2move.com Corporation.

Results of operations for the three months ended September 30, 2002 and 2001:

The net sales increased $23,895 for the three months ended September 30, 2002 (“2002”) as compared to the three months ended September 30, 2001 (“2001”) from $1,051,020 to $1,074,915. The gross profit percentage decreased from 44% for 2001 to 42% for 2002. The increase in sales is mostly attributable to the growth of “bid” selling during the quarter. The decrease in gross profit percentage is as a result of the bid sales, which yield a much lower gross profit.

Operating expenses decreased from $722,386 for 2001 to $604,443 for 2002, approximately 16%. A large portion of this decrease, approximately $118,000, was due to the liquidation of debt, thereby reducing related interest expense accordingly. Additionally, amortization of goodwill related to acquisitions amounted to approximately $69,000 during 2001 and $-0- during 2002. This reduction as well as the reduction in most other operating expenses is substantially due to the disposal of two subsidiaries in June 2001.

The Company had a net loss in 2002 of $52,803, as compared to a net loss of $224,649, in 2001. The decrease in net loss was substantially due to the liquidation of debt, reducing related interest as well as the disposal of two subsidiaries in June 2001, thereby reducing amortization of goodwill.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, the Company’s cash flows from operations was negative $278,773, as a result of a net loss of $2,791,966 and adjustments to arrive at cash used in operating activities of depreciation and amortization of $23,250, a loss on disposal of property and equipment of $646, an expense due to an accounting change of $2,001,142, a loss on investment of $668,272, a decrease in accounts receivables of $49,386, a decrease in inventories of $77,250, a decrease in prepaid expenses and other current assets of $28,068, offset by a decrease in accounts payable and accrued expenses of $40,550 and accrued interest income of $294,271.

For the three months ended September 30, 2002, the Company’s cash flows from operations was positive $83,641, as a result of a net loss of $52,803 and adjustments to arrive at cash provided by operating activities of depreciation and amortization of $7,750, a decrease in accounts receivables of $37,565, a decrease in inventories of $26,342, a decrease in prepaid expenses and other current assets of $107,741, an increase in accounts payable and accrued expenses of $59,484 offset by accrued interest income of $102,438.

The Company has no material research and development expenditures nor does it anticipate that it will have any such expenditures in the next twelve months.

Other than the possible disbursement for increased expenses for legal, printing, accounting and other services associated with the search for a strategic alternative, the Company does not expect its capital requirements to increase in any substantive amount during the calendar year 2002. The Company’s future liquidity and capital funding requirements will depend on the extent to which the Company is successful in determining and implementing a new direction for the Company. The Company expects that capital requirements for calendar year 2002 will be met with the proceeds from the sale of an investment holding in March 2000, the proceeds from private placement offerings in November 2000 and September 2001, the income earned from an investment in promissory notes and the continued operating revenues from the Company’s subsidiary.

General Risk Factors

Lack of an Operating Business Plan

The Company was organized in December 1997 and, in 1999, implemented an acquisition and consolidation strategy in the janitorial supply industry. Within two (2) years, the Company had acquired five wholly-owned operating subsidiaries in the janitorial industry. Subsequently, four of the five subsidiaries were sold. In December 2000, the Board voted to discontinue the acquisition and consolidation strategy due to; (i) a limited number of available companies that met the Company’s required acquisition criteria, (ii) the inflated acquisition pricing on the few suitable available targets, and (iii) the Company’s inability to attract a high level of investment interest under this strategy.

Since that time, the Board has not implemented a subsequent operating business plan or determined a particular business direction for the Company. The Company, therefore, continues to operate its remaining subsidiary, CIC, and monitor its outstanding investments. If the Company fails to identify a suitable business direction, the Company’s present operating revenues may not sustain operating expenses, which could result in significant losses for the Company.

Operating Losses

From its incorporation on December 9, 1997, through the present, the Company has incurred significant operating losses. Such losses reflect the cost of the implementation of the acquisition and consolidation strategy, as well as the ultimate cost of disposal of the subsidiaries and abandonment of the strategy. The Company also anticipates that, in the near future, while the Board seeks an alternative strategy, it will incur net-operating losses. While management believes that it can develop a plan of operations that, when implemented, will permit the Company to achieve and sustain profitable operations, no assurance can be given that the Company’s operations will be profitable in the future.

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

Risk of Registration Under the Investment Company Act of 1940.

The Investment Company Act of 1940 requires registration for companies that are engaged primarily in the business of investing, reinvesting, and owning, holding or trading in securities. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. In light of the Company’s minority equity investments in emerging companies and the possibility that the Board may pursue similar opportunities in the marketplace, the Company could have a substantial amount of its assets consist of equity interests in companies which are not majority-owned by the Company. The Company’s equity interests in companies that are not majority-owned subsidiaries could be counted as investment securities. Registration as an investment company would subject the Company to restrictions that are inconsistent with its business strategy. The Company may have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when it would otherwise not choose to in order to continue to avoid registration under the Investment Company Act.

Indemnification and Limitation of Liability

Under the Nevada Revised Statutes (the “Statutes”), the Company has the power to eliminate the personal liability of the directors and officers of the Company for monetary damages to the fullest extent possible under the Statutes or other applicable law. These provisions eliminate the liability of directors or officers to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care.

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

Decreased Value in IVD Shares

The Company holds 614,250 shares of IVAX Diagnostics, Inc. (“IVD”) common stock. This investment represents a significant amount of the Company’s total assets. There is substantial fluctuation in the value of the IVD common stock as traded on the American Stock Exchange. Due to the significant holdings by the Company of the IVD common stock, a material depreciation in the value of the IVD common stock would have a direct and materially adverse effect on the Company and its ability to continue to do business or seek a strategic alternative. In addition, certain promissory notes are secured by certain shares of the Company’s IVD common stock holdings. A significant decrease in the value of the IVD common stock could cause the holders of these promissory notes to request a thirty (30) day prepayment by the Company, which would significantly impact the Company’s cash reserves and ability to secure working capital.

Possible Default on Company Investment

The Company has invested in promissory notes issued by Excalibur I, L.L.C. (“Excalibur”). This investment represents a significant amount of the Company’s total assets. Payments on the promissory notes are payable on a quarterly basis until 135% to 150% of the principal amount invested is paid back or upon the end of a two year period from the time of the investment, whichever comes first. The return on the promissory notes is based on the ability of Excalibur to arrange purchases of charged off debt portfolios and its ability to then arrange for the collection of the debt. If Excalibur were unable to secure debt portfolios at an advantageous price or arrange for successful collection of the debt, their ability to service the promissory notes and return the interest and principal due would be affected and the Company’s investment would be at risk. The loss of a significant amount of the Company’s investment with Excalibur would have a material adverse effect on the Company.

Risk Factors relating to the Janitorial Supply Industry

The Company, through Cleaning Ideas, continues to operate in the janitorial supply industry. The following risk factors relate to that area of the Company’s operations.

Competition

The sanitary and janitorial supplies market is highly competitive and is served by numerous small, owner-operated private companies, public companies and several large regional and national companies. In addition, relatively few barriers prevent entry into the industry. As a result, any organization that has adequate financial resources and access to a minimum of technical cleaning expertise may become a competitor of the Company. Competition in the industry depends on a number of factors, including price. Certain of the Company’s competitors may have lower overhead cost structures and may, therefore, be able to provide their products and services at lower rates than the Company can provide such products and services. Many of these competitors have long-standing operations and long-standing relationships with large customers such as hospitals and governmental agencies. There can be no assurance that the Company’s competitors will not be able to use their competitive advantages in competing in price, offering more extensive lines of products or more favorable payment terms or otherwise, resulting in material adverse effects on the business of the Company. In addition, some of the Company’s competitors are larger and have greater resources than are available to the Company. The Company cannot be certain that its competitors will not develop the expertise, experience, and resources to provide products and services that are superior in both price and quality to the products and services of the Company. Similarly, the Company cannot be certain that it will be able to maintain or enhance its competitive position in the market.

Government Regulation

Maintenance and distribution of many of the Company’s products are subject to extensive regulation at the federal, state, and local levels. In particular, the Company is subject to regulations involving storage of hazardous materials promulgated by the Federal Environmental Protection Agency and the Occupational Safety and Health Act. As such, the Company’s business is dependent upon continued compliance with governmental regulations regarding the operations of the Company’s facilities. The Company believes that it is in substantial compliance with all such regulations that are applicable to its business. However, failure to maintain and demonstrate compliance with all such regulations could result in the preclusion of handling certain product lines and in mandated clean up expenditures.

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

Product Liability and Insurance

The business of the Company involves substantial product liability risks associated with the handling, storing, and usage of cleaning products. While the Company believes its practices and procedures provide safeguards that comply with industry standards, it is not possible to eliminate all risks in this regard. The Company maintains product liability insurance in amounts it believes are usual and customary for a business of its size in its industry, though there can be no assurance that in the event of a finding of liability on the part of the Company for use of its products, that the amount of recovery would not be substantially in excess of the limits under the Company’s insurance policies. If the Company were to incur product liability in excess of its insurance limits, it would have a material adverse impact on the Company’s business and prospects.

Potential Risks of Low Priced Stocks

Historically, the price per share of the Company’s Common Stock on the NASD OTC Bulletin Board has been below $5.00 per share with minimal trading. Accordingly, the Common Stock is within the definition of “penny stock,” as contained in certain rules and regulations of the SEC. Under those regulations, any broker-dealer seeking to effect a transaction in a penny stock not otherwise exempt from the rules must first deliver to the potential customer a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salespersons in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. This information must be given to the customer orally or in writing before the transaction and in writing before or with delivery of the customer’s confirmation of the transaction. Under the penny stock rules, the broker-dealer must make a special determination of the suitability of the suggested investment for the individual customer and must receive the customer’s written consent to the transaction. The effect of these rules is to limit the trading market and adversely effect the liquidity of the Common Stock.

Risk Factors Relating to a Strategic Alternative

No Assurance of Success of a Strategic Alternative

The Board has determined that it is in the best interest of its Stockholders to discontinue the consolidation and acquisition strategy in the sanitation and janitorial supply industry. Since the Company’s formation, the sanitation and janitorial supply industry is the only industry that management of the Company has been involved in operating. There can be no assurance that current management will be successful in locating a strategic alternative or that such an alternative would benefit the Company or Stockholder value. In addition, if the Company were to begin operating in a different industry, there could be no assurance that current management could operate in another industry successfully or retain management that would successfully run the Company in that industry.

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

Item 3.     Controls and Procedures

Within the ninety (90) days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. The evaluation was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and with the participation of its management group. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

On March 13, 2000, upon a request from Zero.NET, Inc., a Delaware corporation (“ZERO”) to consider a stock transaction, the Company negotiated and entered into a Stock Purchase Agreement (the “Agreement”), between the Company and ZERO, in which the Company sold 1,000,000 shares of b2bstores.com, Inc. (“b2b”) restricted common stock to ZERO at $7.00 per share. The gross proceeds on the sale of the b2b stock were $7,000,000 less a brokerage commission, paid to Zero’s brokerage firm, of $250,000. On January 29, 2001, the Company received a letter from outside counsel of ZERO (the “Original Letter”), which stated that ZERO desired to rescind the Agreement, claiming there was a material failure of consideration for ZERO’s purchase of the b2b stock. In response to the Letter, the Company denied any right of rescission by ZERO and, on February 6, 2001, filed a petition for declaratory judgment in State District Court of Bexar County, Texas, which was subsequently removed to the United States District Court for the Western District of Texas, San Antonio Division (the “Court”). The Company had petitioned the Court for a declaration that the Agreement remain in effect and be binding on the parties and that the purported rescission of the Agreement by ZERO be deemed ineffective and invalid. On August 29, 2002, the Company’s outside legal counsel received a letter from ZERO’s outside legal counsel stating that ZERO did not, and would not seek rescission as described in the Original Letter and that ZERO retracted its demand for rescission. On September 26, 2002, the Court granted the Company’s request for dismissal of the suit without prejudice.

ITEM 2.     Changes in Securities

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information and Subsequent Events

On November 5, 2002, IVAX Diagnostics, Inc. (“IVD”) purchased 614,250 shares of its common stock from the Company pursuant to a Redemption Agreement, by and between the Company, Randall K. Davis, Steven Etra, Richard Kandel and IVD. The Company received approximately $1,013,512.50 as the purchase price for the IVD shares and an additional $153,565.50 as consideration for (i) the Company’s grant of an option to IVD to acquire up to an additional 307,125 shares of IVD’s common stock held by the Company at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the Company’s agreement that, until May 5, 2004, they would not transfer the IVD shares the Company is holding that are subject to the option to any person or entity other than the Company or its affiliates; (iii) the Company’s agreement that, until May 5, 2004, they would not transfer an additional 307,125 shares of IVD’s common stock held by them to any person or entity other than the Company; and (iv) the Company’s general release of IVD and its affiliates.

In order to facilitate the transaction, the holders of the Company’s three year 9.75% secured promissory notes (the “9.75% Notes”) agreed to release any security rights in the IVD shares sold and optioned by the Company in the transaction, and further agreed to allow the Company to substitute 100% cash coverage as security for the 9.75% Notes, rather than the 125% IVD common stock share coverage, which had previously been agreed to, which required the Company to escrow IVD common stock shares that were valued at 125% of the outstanding 9.75% Notes on a quarterly basis (the “Waiver and Release”). Since the closing of the sale of the IVD shares, the Company has complied with the security requirements of the 9.75% Notes by escrowing an adequate combination of IVD shares and cash, as required by the original security requirements from the 9.75% Note issuance, as modified by the Waiver and Release.

The 9.75% Notes contain a provision which allows the holder to redeem them at any time after issuance with a thirty (30) day written notice to the Company. As of November 13, 2002, the Company had received notice to redeem all but $540,000 of the outstanding 9.75% Notes, including a request to redeem $330,000 of the 9.75% Notes from Steven Etra, the Company’s Chairman of the Board, and requests to redeem an additional $80,000 of the 9.75% Notes from affiliates of Mr. Etra.

ITEM 6.     Exhibits And Reports On Form 8-K

(a)	Exhibits:

The exhibits, as listed on the Exhibit Index on page 19, are hereby incorporated by reference.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 13th 2002

Titanium Holdings Group, Inc.

By:	/s/ Randall K. Davis
Randall K. Davis, Chief Executive Officer

By:	/s/ Jan Pasternack
Jan Pasternack, Chief Financial Officer

CERTIFICATION

I, Randall K. Davis, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Titanium Holdings Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13th , 2002
/s/ RANDALL K. DAVIS
Randall K. Davis, Chief Executive Officer

CERTIFICATION
I, Jan Pasternack, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Titanium Holdings Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13th , 2002
/s/ JAN PASTERNACK
Jan Pasternack, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	(i)
Asset Purchase Agreement, by and between ebuyxpress.com L.L.C., NISSCO/Sunline, Inc. and Company, dated September 29, 2000 (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on October 13, 2000).

2	(ii)
Asset Purchase Agreement, by and between York Supply, Ltd., June Supply Corp., and Company, dated December 22, 2000 (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on December 28, 2000).

2	(iii)
Asset Purchase Agreement, by and between Superior One Source, Inc., Superior Chemical & Supply, Inc., and Company, dated June 29, 2001. (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on July 20, 2001).

2	(iv)
Stock Purchase Agreement between Richard Kandel, Kandel & Son, Inc. and Company, dated June 29, 2001. (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on July 20, 2001).

3	(i)	Articles of Incorporation of the Company (Incorporated by reference to the Company’s Form 10-SB filed with the SEC on June 18, 1999).

3	(ii)	Bylaws of the Company (Incorporated by reference to the Company’s Form 10-SB filed with the SEC on June 18, 1999).

4	(i)	Certificate of Designation for the Company’s Series A Stock (Incorporated by reference to the Company’s Form 10-SB filed with the SEC on June 18, 1999).

4	(ii)	Certificate of Designation for the Company’s Series E Stock (Incorporated by reference to the Company’s Form 10-SB filed with the SEC on June 18, 1999).

4	(iii)	Certificate of Designation for the Company’s Series D Preferred Stock (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on September 3, 1999).

4	(iv)	Certificate of Amendment to the Certificate of Designation for the Company’s Series A Stock (Incorporated by reference to the Company’s Report on Form 10-SB/A filed with the SEC on October 22, 1999).

4	(v)	Certificate of Designation for the Company’s Series B Stock. (Incorporated by reference to the Company’s Report on Form 10-SB/A filed with the SEC on December 16, 1999).

4	(vi)	Form of the Warrant Certificate—June 1999 (Incorporated by reference to the Company’s Report on Form 10-SB/A filed with the SEC on October 22, 1999).

4	(vii)	Form of the Warrant Certificate—December 1999 (Incorporated by reference to the Company’s Report on Form 10-QSB filed with the SEC on June 15, 2000).

4	(viii)	Form of the Warrant Certificate—February 2000 (Incorporated by reference to the Company’s Report on Form 10-QSB filed with the SEC on June 15, 2000).

4	(ix)	Form of three-year 9¾% Secured Promissory Note (Incorporated by reference to the Company’s Report on Form 10-QSB filed with the SEC on November 9, 2001).

4	(x)
Pledge and Security Agreement by and between Company and Secured Parties, dated October 31, 2001 (Incorporated by reference to the Company’s Report on Form 10-QSB filed with the SEC on November 9, 2001).

10	(i)*	Redemption Agreement, by and among Titanium HoldingsGroup, Inc., Randall K. Davis, Steven Etra, and Richard Kandel, dated as of November 5, 2002.

99	(i)*	Randall K. Davis Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(ii)*	Jan Pasternack Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herein